Form 10-Q
period 1996-03-31
BROOKTROUT TECHNOLOGY INC
filed 1996-05-09
CIK 754516

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             ----------------------

                                    FORM 10-Q

(Mark One)


/X/      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
- - ---      THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1996

/ /      TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
- - ---
         THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____


                           Commission File No. 0-20698

                          BROOKTROUT TECHNOLOGY, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         Massachusetts                               04-2814792
     (State or other                              (I.R.S. employer
     jurisdiction of                               identification
     incorporation or                                 number)
      organization)

         410 First Avenue
   Needham, Massachusetts                                   02194
- - ----------------------------------------                 ----------
(Address of principal executive offices)                 (Zip code)

                          Registrant's telephone number
                       including area code: (617) 449-4100

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes X  No
- - ---    ---

     As of May 1, 1996, 6,058,904 shares of Common Stock, $.01 par value per share, were outstanding.

                               Page 1 of 13 pages
                        Exhibit Index Appears on Page 12

                           BROOKTROUT TECHNOLOGY, INC.

                                    FORM 10-Q

                      FOR THE QUARTER ENDED MARCH 31, 1996


                                TABLE OF CONTENTS



                                                                            Page
                                                                            ----

PART I   FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements

         Condensed Consolidated Balance Sheets as of
         March 31, 1996 and December 31, 1995                                 3

         Condensed Consolidated Statements of Income for
         the Three Months Ended March 31, 1996 and
         March 31, 1995                                                       4

         Condensed Consolidated Statements of Cash Flows
         for the Three Months Ended March 31, 1996
         and March 31, 1995                                                   5

         Notes to Condensed Consolidated Financial
         Statements                                                           6

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                  8


PART II  OTHER INFORMATION

Item 5.  Other                                                               10

Item 6.  Exhibits                                                            10

         Signatures                                                          11

         Exhibit Index                                                       12

                           BROOKTROUT TECHNOLOGY, INC.

                                Condensed Consolidated Balance Sheets
                                  (In thousands, except share data)

                                                                  March 31,             December 31,
                                                                    1996                    1995
                                                                  ---------             ------------

ASSETS

  Current assets:
    Cash and equivalents................................           $14,515                $14,230

    Marketable securities...............................             7,585                  7,924

    Accounts receivable (less allowance for doubtful
      accounts of $435 in 1996 and $377 in 1995)........             4,839                  4,499

    Inventory...........................................             4,310                  3,807
    Deferred tax assets.................................               577                    454
    Prepaid expenses....................................               389                    366
                                                                   -------                -------

      TOTAL CURRENT ASSETS..............................            32,215                 31,280
                                                                   -------                -------

  Equipment and furniture:
    Computer equipment..................................             1,499                  1,346
    Furniture and office equipment......................             1,916                    327
                                                                   -------                -------

      Total ............................................             3,415                  1,673
      Less accumulated depreciation and amortization....              (914)                  (824)
                                                                   -------                -------

      EQUIPMENT AND FURNITURE - NET.....................             2,501                    849

  Investment and other assets...........................               574                    585
                                                                   -------                -------

      TOTAL.............................................           $35,290                $32,714
                                                                   =======                =======

LIABILITIES AND STOCKHOLDERS' EQUITY

  Current liabilities:
    Current portion of long-term debt...................                                  $     6
    Accounts payable....................................           $ 3,466                  2,293
    Customer deposits...................................               364                    376
    Accrued warranty costs..............................               384                    336
    Accrued compensation and commission.................             1,160                  1,185
    Other accrued expenses..............................             3,204                  2,224
    Accrued income taxes................................               105                  1,063
                                                                   -------                -------

      TOTAL CURRENT LIABILITIES.........................             8,683                  7,483
                                                                   -------                -------

  Deferred rent.........................................                35                     10

  Stockholders' equity:
    Common stock, $.01 par value; authorized, 7,500,000
      shares; issued and outstanding 6,016,803 shares in
      1996 and 5,989,586 in 1995........................                60                     60
    Additional paid-in capital..........................            17,153                 16,921
    Unrealized gains on marketable securities...........                14                     49
    Retained earnings...................................             9,345                  8,191
                                                                   -------                -------

    STOCKHOLDERS' EQUITY................................            26,572                 25,221
                                                                   -------                -------

    TOTAL...............................................           $35,290                $32,714
                                                                   =======                =======

See notes to condensed consolidated financial statements.

                           BROOKTROUT TECHNOLOGY, INC.

                   Condensed Consolidated Statements of Income
                      (In thousands, except per share data)


                                                  Three Months Ended March 31,
                                                  ----------------------------
                                                        1996       1995
                                                        ----       ----

REVENUE .........................................     $10,183     $6,694

Cost and expenses:
  Cost of product sold ..........................       4,752      3,266
  Research and development ......................       1,380        916
  Selling, general and administrative ...........       2,400      1,565
                                                      -------     ------

      Total cost and expenses ...................       8,532      5,747
                                                      -------     ------

INCOME FROM OPERATIONS ..........................       1,651        947
                                                      -------     ------

Interest income, net ............................         263        212

Income before income tax provision ..............       1,914      1,159

Income tax provision ............................         760        449
                                                      -------     ------

NET INCOME ......................................     $ 1,154     $  710
                                                      =======     ======

NET INCOME PER COMMON AND COMMON EQUIVALENT SHARE     $  0.18     $ 0.12
                                                      =======     ======

Weighted average number of common and
  common equivalent shares outstanding ..........       6,569      6,104
                                                      =======     ======


See notes to condensed consolidated financial statements.

                           BROOKTROUT TECHNOLOGY, INC.

                 Condensed Consolidated Statements of Cash Flows
                                 (In thousands)

                                                                    Three Months Ended
                                                                         March 31,
                                                                    ------------------
                                                                     1996        1995
                                                                     ----        ----
CASH FLOWS FROM OPERATING ACTIVITIES:
          Net income ............................................   $ 1,154    $   710

          Adjustments to reconcile net income to cash
              provided by operating activities:
                   Depreciation and amortization ................        97         73
                   Amortization of net premium (discount) on
                    marketable securities .......................         9         (4)
                   Deferred income taxes ........................      (123)       (30)
                   Increase (decrease) in cash from:
                            Accounts receivable .................      (340)      (457)
                            Inventory ...........................      (503)      (107)
                            Other prepaid expenses ..............       (23)        66
                            Accounts payable and accrued expenses     1,231        411
                                                                    -------    -------

                                    Cash provided by
                                      operating activities ......     1,502        662
                                                                    -------    -------


CASH FLOWS FROM INVESTING ACTIVITIES:
          Expenditures for equipment and furniture ..............    (1,738)       (87)
          Purchases of marketable securities ....................      (296)      (500)
          Maturities and sales of marketable securities .........       591      3,900
                                                                    -------    -------

                                    Cash provided by
                                      investing activities ......    (1,443)     3,313
                                                                    -------    -------

CASH FLOWS FROM FINANCING ACTIVITIES:
          Proceeds from the sale of common stock ................       232         25
          Repayment of long-term debt ...........................        (6)        (6)
                                                                    -------    -------

                                    Cash provided by
                                      financing activities ......       226         19
                                                                    -------    -------

INCREASE IN CASH AND EQUIVALENTS ................................       285      3,994

CASH AND EQUIVALENTS, BEGINNING OF PERIOD .......................    14,230     10,407
                                                                    -------    -------

CASH AND EQUIVALENTS, END OF PERIOD .............................   $14,515    $14,401
                                                                    =======    =======



See notes to condensed consolidated financial statements.

BROOKTROUT TECHNOLOGY, INC.

Notes to Condensed Consolidated Financial Statements -
  Unaudited

1.       Basis of presentation

         The accompanying unaudited condensed consolidated financial statements have been prepared by Brooktrout Technology, Inc.(the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles and should be read in conjunction with the audited consolidated financial statements incorporated by reference in the Company's 1995 Annual Report on Form 10K and 10K/A.

         In the opinion of management, the accompanying unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the interim periods presented.

         The operating results for the interim periods presented are not necessarily indicative of the results which could be expected for the full year.

2.       Earnings per share

         Earnings per common and common equivalent share are computed using the weighted average number of common and dilutive common equivalent shares outstanding during the period. Dilutive common equivalent shares represent shares issuable upon exercise of stock options, calculated using the treasury stock method.

3.       Inventory

         Inventory is valued at the lower of cost (first-in, first-out basis) or market and consisted of the following:

                                        March 31,                 December 31,
                                        ---------                 ------------
                                          1996                        1995
                                          ----                        ----

Raw materials                          $3,486,000                  $2,979,000
Work in process                           495,000                     605,000
Finished goods                            329,000                     223,000
                                       ----------                  ----------

         Total                         $4,310,000                  $3,807,000
                                       ==========                  ==========

4.       Major Customers

         One customer accounted for approximately 29% and 52% of net revenue for the three months ended March 31, 1996 and 1995, respectively.

5.       Marketable Securities

         Marketable securities consist mainly of U.S. government securities purchased with remaining maturities in excess of three months.

         The amortized cost of these securities at March 31, 1996 was $7,571,000. Net unrealized holding gains of $14,000 were comprised of unrealized gains of $20,000 and unrealized losses of $6,000 at March 31, 1996.

6.       Income Taxes

         The provision for income taxes is approximately as follows:

                                                 Three Months Ended
                                                      March 31,
                                                      ---------

                                                1996              1995
                                                ----              ----
Federal                                     $570,000          $340,000
State                                        190,000           109,000
                                            --------          --------

Income tax provision                        $760,000          $449,000
                                            ========          ========

A reconciliation of the statutory federal rate to the effective rate is as follows:

                                                         Three Months Ended
                                                              March 31,
                                                              ---------

                                                        1996          1995
                                                        ----          ----
Statutory tax rate                                       34%           34%
State taxes,
         net of federal benefit                           7             6
Other                                                    (1)           (1)
                                                         --            --

Effective tax rate                                       40%           39%
                                                         ==            ==

7.       International Sales

         International sales, principally exported from the United States, accounted for approximately 20% and 12% of net revenue for the three months ended March 31, 1996 and 1995, respectively.

8.       Merger with Technically Speaking, Inc.

         On March 8, 1996, the Company entered into an agreement to merge with Technically Speaking, Inc. (TSI), a company which develops and markets software products for the computer telephony marketplace. To consummate the transaction, the Company expects to issue approximately 475,000 shares of common stock in exchange for all of the outstanding common stock of TSI. The transaction is expected to be accounted as a pooling-of-interests, and consummated at the close of the Company's annual meeting of stockholders on May 29, 1996.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.



                              RESULTS OF OPERATIONS


Three Months Ended March 31, 1996 and 1995

         Revenue during the first three months of 1996 increased by approximately 52% to $10,183,000, up from $6,694,000 during the first three months of 1995. This growth was primarily attributable to increased shipments of TR Series products. Increased sales reflect the growth of the principal market segments served by the Company's products, especially manufacturers of fax applications for use on local area networks and manufacturers of fax and voice systems for sale to end users.

         Cost of product sold was $4,752,000, or 47% of revenue, during the three months ended March 31, 1996, compared to $3,266,000, or 49% of revenue, for the same period in 1995. Gross profit percentage was approximately 53% and 51% for the three months ended March 31, 1996 and 1995, respectively. This increase in gross profit percentage is the result of a much higher proportion of TR Series product shipments, which carry a comparatively higher gross margin than OEM voice systems, coupled with decreases in product costs on OEM voice systems.

         Research and development expense was $1,380,000, or 14% of revenue, compared with $916,000, or 14% of revenue, for the three months ended March 31, 1996 and 1995, respectively. The dollar increase in 1996 reflects the Company's continuing development efforts for its TR Series product family as well as OEM systems development in both voice and fax. The Company intends to continue to commit significant resources to product development and expects that research and development expenditures will be approximately 12% to 14% of revenue for the foreseeable future.

         Selling, general and administrative expense was $2,400,000 during the first three months of 1996, compared with $1,565,000 during the first three months in 1995. This higher expense level resulted from increased staffing, promotional activities and facility expenses. As a percentage of revenue, selling, general and administrative expense for the first quarter of 1996 was 24% of revenue, compared with 23% for the first quarter of 1995.

         For the three months ended March 31, 1996, interest income was $263,000, compared with $212,000 for the same period in 1995.

         The Company's effective tax rate was 40% for the first quarter of 1996, based on the Company's estimated effective tax rate for the full year, and 39% for the first quarter of 1995.

Liquidity and Capital Resources

         For the three months ended March 31, 1996, the Company funded its operations principally through operating revenue.
In July 1995, the Company renewed its working capital line of credit. Under the renewed line of credit, the Company may borrow up to $5,000,000 on an unsecured basis, all of which may be used for issuance of letters of credit, subject to compliance with certain covenants. The line of credit will expire in July 1996 and at that time any outstanding balances would be payable in full. The Company expects to renew the line of credit on similar terms as those in place at present. Any amounts borrowed under the line would be subject to interest at the bank's prime rate. At March 31, 1996 commitments outstanding on letters of credit totaled $69,800 which are to be used for future inventory purchases; no borrowings have been made during any period presented.

         The Company's working capital decreased from $23.8 million at December 31, 1995 to $23.5 million at March 31, 1996. The decrease was attributable, in part, to higher accounts payable, accrued warranty costs, other accrued expenses and lower cash and investment balances which were partially offset by higher accounts receivable, inventory, deferred tax assets and lower accrued income tax balances. In addition, the Company made a large investment in capital assets during the period following the Company's move to a new facility. The Company's aggregate cash, cash equivalents and marketable securities position decreased primarily as a result of increases in accounts receivable, inventory and capital equipment expenditures which were partially offset by higher accounts payable balances and maturities of marketable securities.

         During the first three months of 1996, the Company invested approximately $1.7 million in capital equipment. The Company currently has no material commitments for additional capital expenditures.

         The Company anticipates that cash flows from operations, together with current cash and marketable securities balances and funds available under the Company's line of credit, will be sufficient to meet the Company's working capital and capital equipment expenditure requirements for the foreseeable future.

Part II. OTHER INFORMATION


Items 1. through 5.

      None

Item 6.  Exhibits

      (a) Exhibits

        11. Computation of earnings per share

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            BROOKTROUT TECHNOLOGY, INC.


Date: May 08, 1996              By:
                                   -----------------------------
                                     Eric R. Giler
                                     President
                                     (Principal Executive Officer)


Date: May 08, 1996              By:
                                   -------------------------
                                     Robert C. Leahy
                                     Vice President of Finance and
                                       Operations and Treasurer
                                     (Principal Financial and
                                       Accounting Officer)

                                  EXHIBIT INDEX


                                                                Sequentially
Exhibit Number                Exhibit                           Numbered Page

      11                      Computation of Earnings                13
                              Per Share