Form 10-Q
period 1996-06-30
BROOKTROUT TECHNOLOGY INC
filed 1996-08-12
CIK 754516

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                             ----------------------

                                    FORM 10-Q

(Mark One)

/X/   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
- ---   EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1996

/ /   TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
- ---   EXCHANGE ACT OF 1934

For the transition period from _____ to _____


                           Commission File No. 0-20698

                           BROOKTROUT TECHNOLOGY, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

        Massachusetts                             04-2814792
        -------------                             ----------
        (State or other                           (I.R.S. employer
        jurisdiction of                           identification
        incorporation or                          number)
        organization)

        410 First Avenue
    Needham, Massachusetts                               02194
- ----------------------------------------               ----------
(Address of principal executive offices)               (Zip code)

                          Registrant's telephone number
                       including area code: (617) 449-4100

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes X   No
                                             ---    ---

         As of August 1, 1996, 9,820,865 shares of Common Stock, $.01 par value per share, were outstanding.






                               Page 1 of 18 pages
                        Exhibit Index Appears on Page 16

                        BROOKTROUT TECHNOLOGY, INC.

                                 FORM 10-Q

                    FOR THE QUARTER ENDED JUNE 30, 1996


                             TABLE OF CONTENTS



                                                                    Page
                                                                    ----

PART I     FINANCIAL INFORMATION

Item 1.    Condensed Consolidated Financial Statements

           Condensed Consolidated Balance Sheets as of
           June 30, 1996 and December 31, 1995                        3

           Condensed Consolidated Statements of Income for
           the Three Months Ended June 30, 1996 and
           June 30, 1995, and the Six Months ended
           June 30, 1996 and June 30, 1995                            4

           Condensed Consolidated Statements of Cash Flows
           for the Six Months Ended June 30, 1996
           and June 30, 1995                                          5

           Notes to Condensed Consolidated Financial
           Statements                                                 6

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations

           Three Months Ended June 30, 1996 and 1995                  9

           Six Months Ended June 30, 1996 and 1995                   10

           Liquidity and Capital Resources                           12

PART II    OTHER INFORMATION

Item 4.    Submission of Matters to a Vote of Security
           Holders                                                   13

Item 6.    Exhibits                                                  14

           Signatures                                                15

           Exhibit Index                                             16

                           BROOKTROUT TECHNOLOGY, INC.

                               Condensed Consolidated Balance Sheets
                                 (In thousands, except share data)

                                                                       June 30,        December 31,
                                                                         1996              1995
                                                                       --------        ------------

ASSETS

  Current assets:
    Cash and equivalents ..........................................    $16,683           $14,230
    Marketable securities .........................................      7,262             7,924
    Accounts receivable (less allowance for doubtful
      accounts of $483 in 1996 and $449 in 1995) ..................      6,116             6,097
    Inventory .....................................................      5,836             3,878
    Deferred tax assets ...........................................        628               454
    Prepaid expenses ..............................................        361               366
                                                                       -------           -------
      TOTAL CURRENT ASSETS ........................................     36,886            32,949
                                                                       -------           -------

  Equipment and furniture:
    Computer equipment ............................................      2,010             1,346
    Furniture and office equipment ................................      2,020               539
                                                                       -------           -------
      Total .......................................................      4,030             1,885
      Less accumulated depreciation and amortization ..............     (1,059)             (852)
                                                                       -------           -------

      EQUIPMENT AND FURNITURE - NET ...............................      2,971             1,033

  Investment and other assets .....................................        596               599
                                                                       -------           -------

          TOTAL ...................................................    $40,453           $34,581
                                                                       =======           =======

LIABILITIES AND STOCKHOLDERS' EQUITY

  Current liabilities:
    Line of credit ................................................                      $    50
    Current portion of long-term debt .............................                            6
    Accounts payable ..............................................    $ 9,364             5,110
    Customer deposits .............................................        549               376
    Accrued warranty costs ........................................        353               336
    Accrued compensation and commission ...........................      1,500             1,185
    Accrued income taxes ..........................................        197             1,063
                                                                       -------           -------
      TOTAL CURRENT LIABILITIES ...................................     11,963             8,126
                                                                       -------           -------

  Deferred rent ...................................................        109                10


  Stockholders' equity:
    Common stock, $.01 par value; authorized, 25,000,000
      shares; issued and outstanding 9,819,965 shares in
      1996 and 9,683,116 in 1995 ..................................         98                97
    Additional paid-in capital ....................................     17,030            16,884
    Unrealized gains (losses) on marketable securities ............        (10)               49
    Retained earnings .............................................     11,263             9,415
                                                                       -------           -------

    STOCKHOLDERS' EQUITY ..........................................     28,381            26,445
                                                                       -------           -------

    TOTAL .........................................................    $40,453           $34,581
                                                                       =======           =======


See notes to condensed consolidated financial statements.

                         BROOKTROUT TECHNOLOGY, INC.

                              Condensed Consolidated Statements of Income
                                 (In thousands, except per share data)


                                                                 Three Months Ended              Six Months Ended
                                                                        June 30,                     June 30,
                                                               ----------------------         -----------------------
                                                                 1996           1995            1996            1995
                                                               -------         ------         -------         -------

REVENUE ..................................................     $13,445         $8,963         $24,745         $16,130

Cost and expenses:
  Cost of product sold ...................................       5,708          4,258          10,805           7,752
  Research and development ...............................       1,692          1,150           3,248           2,150
  Selling, general and administrative ....................       3,254          2,139           6,238           3,946
  Acquisition related charges ............................       1,236              0           1,236               0
                                                               -------         ------         -------         -------

      Total cost and expenses ............................      11,890          7,547          21,527          13,848
                                                               -------         ------         -------         -------

INCOME FROM OPERATIONS ...................................       1,555          1,416           3,218           2,282

Interest income, net .....................................         246            204             509             419
                                                               -------         ------         -------         -------

Income before income tax provision .......................       1,801          1,620           3,727           2,701

Income tax provision .....................................       1,107            653           1,867           1,102
                                                               -------         ------         -------         -------

NET INCOME ...............................................     $   694         $  967         $ 1,860         $ 1,599
                                                               =======         ======         =======         =======

NET INCOME PER COMMON AND COMMON EQUIVALENT SHARE ........     $  0.07         $ 0.10         $  0.18         $  0.16
                                                               =======         ======         =======         =======

Weighted average number of common and
  common equivalent shares outstanding ...................      10,362          9,984          10,458           9,927
                                                               =======         ======         =======         =======



See notes to condensed consolidated financial statements.

                           BROOKTROUT TECHNOLOGY, INC.

                 Condensed Consolidated Statements of Cash Flows
                                 (In thousands)

                                                            Six Months Ended
                                                                 June 30,
                                                           ------------------
                                                             1996       1995
                                                           -------    -------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income .......................................... $ 1,860    $ 1,599
     Adjustments to reconcile net income to cash
        provided by operating activities:
          Depreciation and amortization ..................     214        311
          Amortization of net premium on
           marketable securities .........................      18         16
          Deferred income taxes ..........................    (174)       (30)
          Increase (decrease) in cash from:
               Accounts receivable .......................      19     (1,640)
               Inventory..................................  (1,958)    (1,435)
               Other prepaid expenses.....................       5         44
               Accounts payable and accrued expenses .....   3,906      1,346
                                                           -------    -------

                   Cash provided by
                    operating activities .................   3,890        211
                                                           -------    -------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Expenditures for equipment and furniture ............  (2,145)      (308)
     Purchases of marketable securities ..................  (1,801)    (4,719)
     Maturities and sales of marketable securities .......   2,386      6,854
                                                           -------    -------

                   Cash provided by (used in)
                    investing activities .................  (1,560)     1,827
                                                           -------    -------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from the sale of common stock ..............     141         56
     Distributions to stockholders .......................     (12)        (2)
     Repayment of long-term debt .........................      (6)       (12)
                                                           -------    -------

                   Cash provided by
                    financing activities .................     123         42
                                                           -------    -------

INCREASE IN CASH AND EQUIVALENTS .........................   2,453      2,080
CASH AND EQUIVALENTS, BEGINNING OF PERIOD ................  14,230     10,435
                                                           -------    -------

CASH AND EQUIVALENTS, END OF PERIOD ...................... $16,683    $12,515
                                                           =======    =======

See notes to condensed consolidated financial statements.

BROOKTROUT TECHNOLOGY, INC.

Notes to Condensed Consolidated Financial Statements - Unaudited

1.    Basis of presentation

      On May 29, 1996, Brooktrout Technology, Inc. (the "Company") acquired Technically Speaking, Inc. ("TSI") which was accounted for as a pooling-of-interests. All financial data of the Company, including the Company's previously issued financial statements for the periods presented in this Form 10-Q, have been restated to include the historical financial information of TSI in accordance with generally accepted accounting principles and pursuant to Regulation S-X.

      The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles and should be read in conjunction with the audited consolidated financial statements incorporated by reference in the Company's 1995 Annual Report on Form 10K and 10K/A.

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

2.    Net income per share

      Net income per common and per common equivalent share are computed using the weighted average number of common and dilutive common equivalent shares outstanding during the period. Dilutive common equivalent shares represent shares issuable upon exercise of stock options, calculated using the treasury stock method. Weighted average shares outstanding and per share amounts have been restated to reflect three-for-two stock splits on February 27, 1996 and June 20, 1996.

3.    Inventory

      Inventory is carried at the lower of cost (first-in, first-out basis) or market and consisted of the following:

                               June 30,            December 31,
                               --------            ------------
                                 1996                  1995
                                 ----                  ----

Raw materials                 $4,597,000            $2,979,000
Work in process                  567,000               605,000
Finished goods                   672,000               294,000
                              ----------            ----------

     Total                    $5,836,000            $3,878,000
                              ==========            ==========

4.    Major Customers

      One customer accounted for approximately 28% and 45% of net revenue for the three months ended June 30, 1996 and 1995, respectively, and 27% and 46% for the six months ended June 30, 1996 and 1995, respectively.

5.    Marketable Securities

      Marketable securities consist mainly of U.S. government securities purchased with remaining maturities in excess of three months.

      The amortized cost of these securities at June 30, 1996 was $7,272,000. Net unrealized holding losses of $10,000 were comprised of unrealized gains of $10,000 and unrealized losses of $20,000 at June 30, 1996.

6.    Income Taxes

      The provision for income taxes, computed using the estimated effective rate for the year adjusted for significant permanent or other differences occurring within a quarter, is approximately as follows:


                                Quarter Ended                  Six Months
                                   June 30,                  Ended June 30,
                                -------------                --------------

                              1996          1995           1996           1995
                              ----          ----           ----           ----

Federal                  $  613,000       $500,000      $1,257,000    $  841,000
State                       107,000        153,000         223,000       261,000
Non-deductible portion
  of merger costs           386,000                        386,000
Other                         1,000                          1,000
                         ----------       --------      ----------    ----------

Income tax provision     $1,107,000       $653,000      $1,867,000    $1,102,000
                         ==========       ========      ==========    ==========

                                      7

A reconciliation of the statutory federal rate to the effective rate is as follows:

                                   Quarter Ended         Six Months
                                      June 30,         Ended June 30,
                                   -------------       --------------

                                  1996      1995       1996     1995
                                  ----      ----       ----     ----

Statutory tax rate                 34%       34%        34%      34%
State taxes,
     net of federal benefit         6         6          6        6
Non-deductible portion                                  10
  of merger costs                  22
Other                                                             1
                                   --        --         --       --

Effective tax rate                 62%       40%        50%      41%
                                   ==        ==         ==       ==


7.    International Sales

      International sales, principally exports from the United States, accounted for approximately 20% for the three months ended June 30, 1996 and less than 10% for the three months ended June 30, 1995. International sales were approximately 19% and 10% for the six months ended June 30, 1996 and 1995, respectively.

8.    Business Combinations

      On May 29, 1996, the Company acquired TSI by issuing approximately 713,000 shares of its common stock in exchange for all the outstanding stock of TSI. TSI is the developer of Show N Tel, a leading application development tool for enterprise computer telephony applications. The acquisition was accounted for as a pooling-of-interests. All financial data of the Company has been restated to include the historical financial information of TSI. No significant adjustments were required to conform the accounting policies of the Company and TSI.

      In connection with the acquisition, the Company recorded charges related to the merger with TSI totaling $1.2 million in the second quarter of fiscal 1996.
                                      8

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


                              RESULTS OF OPERATIONS


Three Months Ended June 30, 1996 and 1995

      Revenue during the three months ended June 30, 1996 increased by approximately 50% to $13,445,000, up from $8,963,000 during the three months ended June 30, 1995. This growth was primarily attributable to increased shipments of TR Series products combined with increased revenues from TSI software licensing. Increased sales reflect the growth of the principal market segments served by the Company's products, especially the manufacture and sale of fax products for use on local area networks and the manufacture and sale of fax and OEM systems.

      Cost of product sold was $5,708,000, or 42% of revenue, during the three months ended June 30, 1996, compared to $4,258,000, or 48% of revenue, for the same period in 1995. Gross profit percentage was approximately 58% and 52% for the three months ended June 30, 1996 and 1995, respectively. The increase in gross profit percentage is the result of a much higher proportion of TR Series product shipments, which carry a comparatively higher gross margin than OEM systems, coupled with decreases in product costs on OEM systems. In addition, there was a higher proportion of software revenue relating to Show N Tel products which has a relatively low cost of product sold.

      Research and development expense was $1,692,000, or 13% of revenue, compared with $1,150,000, or 13% of revenue, for the three months ended June 30, 1996 and 1995, respectively. The dollar increase in 1996 reflects the Company's continuing development efforts for its TR Series product family and computer telephony development tools, as well as fax and OEM systems development. The Company intends to continue to commit significant resources to product development and expects that research and development expenditures will be approximately 13% to 15% of revenue for the foreseeable future.

      Selling, general and administrative expense was $3,254,000 during the three months ended June 30, 1996, compared with $2,139,000 during the same period in 1995. This higher expense level resulted from increased staffing, promotional activities and facility expenses. As a percentage of revenue, selling, general and administrative expense for the second quarter of 1996 was 24% of revenue, compared with 24% for the second quarter of 1995.

      During the quarter ended June 30, 1996, the Company incurred approximately $1.2 million in costs related to the acquisition of and merger with Technically Speaking, Inc. This acquisition has been accounted for as a pooling-of-interests, and accordingly, costs incurred in connection with consummating the transaction have been expensed. These costs related to professional fees for legal and accounting advice, investment banking fees, and certain costs related to the integration of the operations of the two companies.

      For the three months ended June 30, 1996, interest and other income was $246,000, compared with $205,000 for the same period in 1995.

      The Company's effective tax rate, adjusted for significant permanent or other differences occurring within a quarter, was 62% for the second quarter of 1996, based on the Company's estimated effective tax rate for the full year, and 40% for the second quarter of 1995.

Six Months Ended June 30, 1996 and 1995

      Revenue during the six months ended June 30, 1996 increased by approximately 53% to $24,745,000, up from $16,130,000 during the six months ended June 30,1995. This revenue increase was attributable to increased TR Series products coupled with increased revenues from TSI software licenses. Increased sales reflect the growth of the principal market segments served by the Company's products, especially the manufacture and sale of fax products for use on local area networks and the manufacture and sale of fax and OEM systems.

      Cost of product sold was $10,805,000, or 44% of revenue, during the six months ended June 30, 1996, compared to $7,752,000, or 48% of revenue in 1995. Gross profit percentage was 56% and 52% for the six months ended June 30, 1996 and 1995, respectively. The increase in gross profit percentage is the result of a much higher proportion of TR Series product shipments, which carry a comparatively higher gross margin than OEM systems, coupled with decreases in product costs on OEM systems. In addition, there was a higher proportion of software revenue relating to Show N Tel products which has a relatively low cost of product sold.

      Research and development expense was $3,248,000, or 13% of revenue, compared with $2,150,000, or 13% of revenue, for the six months ended June 30, 1996 and 1995, respectively. The dollar increase in 1996 reflects the Company's continuing development efforts for its TR Series product family and computer telephony development tools, as well as fax and OEM systems development. As a result of the increase in the Company's revenue base, however, the percentage remained comparable.

      Selling, general and administrative expenses was $6,238,000 during the six months ended June 30, 1996, compared with $3,946,000 during the same period in 1995. This higher expense level resulted from increased staffing, promotional activity and facility expenses. As a percentage, selling, general and administrative expense in 1996 was 25% of revenue, compared with 24% for 1995.

      During the six months ended June 30, 1996, the Company incurred approximately $1.2 million in costs related to the acquisition of and merger with Technically Speaking, Inc. These costs related to professional fees for legal and accounting advice, investment banking fees, and certain costs related to the integration of the operations of the two companies.

      For the six months ended June 30, 1996, interest and other income was $509,000, compared with $419,000 for the same period in 1995.

      The Company's effective tax rate, adjusted for significant permanent or other differences, was 50% and 41% for the six months ended June 30, 1996 and 1995, respectively.

Liquidity and Capital Resources

      For the six months ended June 30, 1996, the Company funded its operations principally through operating revenue. In July 1996, the Company renewed its working capital line of credit. Under the renewed line of credit, the Company may borrow up to $7,500,000 on an unsecured basis, all of which may be used for issuance of letters of credit, subject to compliance with certain covenants. The line of credit will expire in July 1997 and at that time any outstanding balances would be payable in full. Any amounts borrowed under the line would be subject to interest at the bank's prime rate. At June 30, 1996 there were no commitments outstanding on letters of credit; no borrowings have been made during any period presented.

      The Company's working capital increased from $24.8 million at December 31, 1995 to $24.9 million at June 30, 1996. The increase was attributable, in part, to higher cash and investments, accounts receivable, inventory, deferred tax asset, and prepaid expense balances which were partially offset by higher accounts payable, customer deposit, accrued warranty cost, and accrued compensation and commission balances. The Company's aggregate cash, cash equivalents and marketable securities position increased primarily as a result of increases in accounts payable and accrued expenses and maturities and sales of marketable securities, which were partially offset by expenditures for equipment and furniture, increases in inventory and purchases of marketable securities.

      During the first six months of 1996, the Company invested approximately $2.1 million in capital equipment. The Company currently has no material commitments for additional capital expenditures.

      The Company anticipates that cash flows from operations, together with current cash and marketable securities balances and funds available under the Company's line of credit, will be sufficient to meet the Company's working capital and capital equipment expenditure requirements for the foreseeable future.

Part II.   OTHER INFORMATION


Items 1 through 3.

      None


Item 4.    Submission of Matters to a Vote of Security Holders

      On May 29, 1996, the Company held its 1996 Annual Meeting of Stockholders (the "Annual Meeting"). At the Annual Meeting, stockholders of the Company were asked to consider proposals (the "Proposals") (i) to elect two Class I Directors of the Company, each to serve for a three-year term until the 1999 annual meeting of stockholders and until their respective successors are duly elected and qualified, (ii) to consider and act upon a proposal to adopt an amendment to the Company's Articles of Organization increasing the number of authorized shares of the Company's common stock, $.01 par value per shares, (iii) to consider and act upon a proposal to approve an amendment to the Company's 1992 Stock Incentive Plan (the "1992 Plan") to increase the number of shares of the Company's Common Stock subject to issuance under the 1992 Plan, and (iv) to consider and act upon a proposal to ratify and approve the selection of Deloitte & Touche LLP as the Company's independent auditors for the fiscal year ending December 31, 1996.

      With regard to the election of Directors, David L. Chapman and David W. Duehren were nominated to serve as Class I Directors of the Company until the 1999 annual meeting; the other Directors of the Company whose terms of office as directors continued after the Annual Meeting are as follows: Patrick T. Hynes (Class II Director), W. Brooke Tunstall (Class II Director), Eric R. Giler (Class III Director) and Robert G. Barrett (Class III Director).

      With respect to the Proposals, the stockholders of the Company voted at the Annual Meeting as hereinafter described. By a vote of 5,031,002 votes of Common Stock in favor of David L. Chapman and 5,031,752 votes of Common Stock in favor of David W. Duehren, in excess of a majority of the eligible votes, with 297,584 votes and 296,834 votes against each of Messrs. Chapman and Duehren, respectively, each of David L. Chapman and David W. Duehren was elected as a Class I Director of the Company.

      With regard to the adoption of an amendment to the Company's Articles of Organization increasing the number of authorized shares of the Company's common stock, $.01 par value per shares, 4,362,363 votes of Common Stock in favor of the increase in authorized shares, in excess of a majority of the eligible votes, with 829,809 votes against the increase, 130,947 votes abstaining and 5,467 broker non-votes were submitted.

      The amendment to the 1992 Plan to increase the number of shares on the Company's Common Stock received 2,710,399 votes in favor, in excess of a majority of the eligible votes, with

1,118,582 against the amendment, 143,437 votes abstaining from the Stock Incentive amendment and 1,356,168 broker non-votes.

      The stockholders of the Company ratified and approved the selection of Deloitte & Touche LLP as the Company's independent auditors for the current fiscal year by a vote of 5,187,078 votes in favor, in excess of a majority of eligible votes, with 14,215 votes against and 127,293 votes abstaining.

Item 5.

      None


Item 6.    Exhibits

      (a) Exhibits

           11. Computation of earnings per share

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   BROOKTROUT TECHNOLOGY, INC.


Date: August 12, 1996              By: /s/ Eric R. Giler
                                       -----------------------------------------
                                       Eric R. Giler
                                       President
                                       (Principal Executive Officer)


Date: August 12, 1996              By: /s/ Robert C. Leahy
                                       -----------------------------------------
                                       Robert C. Leahy
                                       Vice President of Finance and
                                        Operations and Treasurer
                                       (Principal Financial and
                                        Accounting Officer)

                                  EXHIBIT INDEX


                                                      Sequentially
Exhibit Number        Exhibit                         Numbered Page

      11              Computation of Earnings
                      Per Share
                      -For the three months ended           17
                      June 30, 1996 and 1995
                      -For the six months ended             18
                      June 30, 1996 and 1995