Form 10-Q
period 1996-09-30
BROOKTROUT TECHNOLOGY INC
filed 1996-11-12
CIK 754516

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                             -----------------------

                                    FORM 10-Q

(Mark One)

/X/     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
        THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1996

/ /     TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
        THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from        to
                               ------    ------


                           Commission File No. 0-20698

                         BROOKTROUT TECHNOLOGY, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

              Massachusetts                        04-2814792
              -------------                        ----------
             (State or other                      (I.R.S. employer
             jurisdiction of                       identification
             incorporation or                      number)
             organization)

      410 First Avenue
   Needham, Massachusetts                                   02194
   ----------------------                                 ----------
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

     As of November 1, 1996, 10,504,891 shares of Common Stock, $.01 par value per share, were outstanding.

                               Page 1 of 17 pages
                        Exhibit Index Appears on Page 15

                           BROOKTROUT TECHNOLOGY, INC.

                                    FORM 10-Q

                    FOR THE QUARTER ENDED SEPTEMBER 30, 1996

                                TABLE OF CONTENTS

                                                                           Page
                                                                           ----
PART I  FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

        Condensed Consolidated Balance Sheets as of
        September 30, 1996 and December 31, 1995                             3

        Condensed Consolidated Statements of Income for the Three Months Ended September 30, 1996 and September 30, 1995, and the Nine Months ended September 30, 1996 and September 30, 1995 4

        Condensed Consolidated Statements of Cash Flows for the Nine
             Months Ended September 30, 1996 and September 30, 1995          5

        Notes to Condensed Consolidated Financial Statements                 6

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations

        Three Months Ended September 30, 1996 and 1995                       9

        Nine Months Ended September 30, 1996 and 1995                       10

        Liquidity and Capital Resources                                     12

PART II OTHER INFORMATION

Item 1. Legal Proceedings                                                   13

Item 6. Exhibits                                                            13

        Signatures                                                          14

        Exhibit Index                                                       15



                           BROOKTROUT TECHNOLOGY, INC.
                      Condensed Consolidated Balance Sheets
                        (In thousands, except share data)

                                                                   September 30,  December 31,
                                                                       1996          1995
                                                                       ----          ----
ASSETS

  Current assets:
    Cash and equivalents .......................................      $28,060       $14,230
    Marketable securities ......................................        7,261         7,924
    Accounts receivable (less allowance for doubtful
      accounts of $497 in 1996 and $449 in 1995) ...............        6,877         6,097
    Inventory ..................................................        5,272         3,878
    Deferred tax assets ........................................          713           454
    Prepaid expenses ...........................................          440           366
                                                                      -------       -------
      TOTAL CURRENT ASSETS .....................................       48,623        32,949
                                                                      -------       -------
  Equipment and furniture:
    Computer equipment .........................................        2,436         1,346
    Furniture and office equipment .............................        2,101           539
                                                                      -------       -------
      Total ....................................................        4,537         1,885
      Less accumulated depreciation and amortization ...........       (1,239)         (852)
                                                                      -------       -------
      EQUIPMENT AND FURNITURE - NET ............................        3,298         1,033

    Investment and other assets ................................          561           599
                                                                      -------       -------
        TOTAL ..................................................      $52,482       $34,581
                                                                      =======       =======
LIABILITIES AND STOCKHOLDERS' EQUITY

  Current liabilities:
    Line of credit .............................................                    $    50
    Current portion of long-term debt ..........................                          6
    Accounts payable and other accruals ........................      $ 7,903         5,110
    Customer deposits ..........................................          395           376
    Accrued warranty costs .....................................          431           336
    Accrued compensation and commission ........................        1,654         1,185
    Accrued income taxes .......................................          331         1,063
                                                                      -------       -------
      TOTAL CURRENT LIABILITIES ................................       10,714         8,126
                                                                      -------       -------

  Deferred rent ................................................          200            10

  Stockholders' equity:
    Common stock, $.01 par value; authorized, 25,000,000
      shares; issued and outstanding 10,504,497 shares in
      1996 and 9,683,116 in 1995 ...............................          105            97
    Additional paid-in capital .................................       27,984        16,884
    Unrealized gains (losses) on marketable securities .........           (2)           49
    Retained earnings ..........................................       13,481         9,415
                                                                      -------       -------

    STOCKHOLDERS' EQUITY .......................................       41,568        26,445
                                                                      -------       -------
    TOTAL ......................................................      $52,482       $34,581
                                                                      =======       =======


See notes to condensed consolidated financial statements.

                           BROOKTROUT TECHNOLOGY, INC.
                   Condensed Consolidated Statements of Income
                      (In thousands, except per share data)

                                                                       Three Months Ended         Nine Months Ended
                                                                           September 30,             September 30,
                                                                       ------------------         -----------------
                                                                        1996         1995        1995          1996
                                                                        ----         ----        ----          ----
REVENUE ........................................................      $15,874      $ 9,751      $40,619      $25,881

Cost and expenses:
  Cost of product sold .........................................        7,148        4,177       17,953       11,929
  Research and development .....................................        1,799        1,181        5,047        3,331
  Selling, general and administrative ..........................        3,558        2,219        9,796        6,166
  Acquisition related charges ..................................            0            0        1,236            0
                                                                      -------      -------      -------      -------

      Total cost and expenses ..................................       12,505        7,577       34,032       21,426
                                                                      -------      -------      -------      -------

INCOME FROM OPERATIONS .........................................        3,369        2,174        6,587        4,455
                                                                                                             -------

Interest income, net ...........................................          328          275          837          695
                                                                      -------      -------      -------      -------

Income before income tax provision .............................        3,697        2,449        7,424        5,150

Income tax provision ...........................................        1,479          619        3,346        1,721
                                                                      -------      -------      -------      -------

NET INCOME .....................................................      $ 2,218      $ 1,830      $ 4,078      $ 3,429
                                                                      =======      =======      =======      =======

NET INCOME PER COMMON AND COMMON EQUIVALENT SHARE ..............      $  0.20      $  0.19      $  0.38      $  0.34
                                                                      =======      =======      =======      =======

Weighted average number of common and
  common equivalent shares outstanding .........................       11,135       10,169       10,684       10,008
                                                                      =======      =======      =======      =======


See notes to condensed consolidated financial statements.

                           BROOKTROUT TECHNOLOGY, INC.
                 Condensed Consolidated Statements of Cash Flows
                                 (In thousands)

                                                                 Nine Months Ended
                                                                    September 30,
                                                               ---------------------
                                                                 1996          1995
                                                                 ----          ----
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net income ........................................      $ 4,078       $ 3,429
      Adjustments to reconcile net income to cash
        provided by operating activities:
          Depreciation and amortization .................          387           412
          Amortization of net premium (discount) on
           marketable securities ........................           27             4
          Deferred income taxes .........................         (259)          (11)
          Increase (decrease) in cash from:
             Accounts receivable ........................         (780)       (1,041)
             Inventory ..................................       (1,394)       (2,092)
             Other prepaid expenses .....................          (36)         (121)
             Accounts payable and accrued expenses ......        2,784         1,846
                                                               -------       -------
                 Cash provided by
                  operating activities ..................        4,807         2,426


CASH FLOWS FROM INVESTING ACTIVITIES:
      Expenditures for equipment and furniture ..........       (2,652)         (392)
      Purchases of marketable securities ................       (1,801)       (5,471)
      Maturities and sales of marketable securities .....        2,386         9,366
                                                               -------       -------

                 Cash provided by
                  investing activities ..................       (2,067)        3,503


CASH FLOWS FROM FINANCING ACTIVITIES:
      Proceeds from the sale of common stock ............       11,108            69
      Distributions to stockholders .....................          (12)           (2)
      Repayment of long-term debt .......................           (6)          (18)
                                                               -------       -------

                 Cash provided by
                  financing activities ..................       11,090            49
                                                               -------       -------
INCREASE IN CASH AND EQUIVALENTS ........................       13,830         5,978
CASH AND EQUIVALENTS, BEGINNING OF PERIOD ...............       14,230        10,435
                                                               -------       -------

CASH AND EQUIVALENTS, END OF PERIOD .....................      $28,060       $16,413
                                                               =======       =======

See notes to condensed consolidated financial statements.

BROOKTROUT TECHNOLOGY, INC.

Notes to Condensed Consolidated Financial Statements - Unaudited

1. Basis of presentation

     On May 29, 1996, Brooktrout Technology, Inc. (the "Company") acquired Technically Speaking, Inc. ("TSI") in a transaction which was accounted for as a pooling-of-interests. All financial data of the Company, including the Company's previously issued financial statements for the periods presented in this Form 10-Q, have been restated to include the historical financial information of TSI.

     In the opinion of management, the accompanying unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the interim periods presented.

     The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles and should be read in conjunction with the audited consolidated financial statements incorporated by reference in or included in the Company's 1995 Annual Reports on Form 10K and 10K/A and to the audited supplemental consolidated financial statements included in the Company's registration statement on Form S-3 dated August 6, 1996.

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

3. Inventory

     Inventory is carried at the lower of cost (first-in, first-out basis) or market and consisted of the following:

                    September 30,   December 31,
                    -------------   ------------
                        1996             1995
                        ----             ----

Raw materials         $3,400,000      $2,979,000
Work in process        1,172,000         605,000
Finished goods           700,000         294,000
                         -------         -------
     Total            $5,272,000      $3,878,000
                       =========       =========

4. Major Customers

     One customer accounted for approximately 38% and 32% of net revenue for the three months ended September 30, 1996 and 1995, respectively, and 31% and 41% for the nine months ended September 30, 1996 and 1995, respectively.

5. Marketable Securities

     Marketable securities consist mainly of U.S. government securities purchased with remaining maturities in excess of three months.

     The amortized cost of these securities at September 30, 1996 was $7,262,000. Net unrealized holding losses of $1,700 were comprised of unrealized gains of $7,800 and unrealized losses of $9,500 at September 30, 1996.

6. Income Taxes

     A reconciliation of the statutory federal rate to the effective rate is as follows:

                               Quarter Ended     Nine Months Ended
                               September 30,      September 30,
                               -------------      -------------
                              1996       1995      1996    1995
                              ----       ----      ----    ----

Statutory tax rate            34%         34%       34%      34%
State taxes, net of
     federal benefit           6           7         6        6
Permanent item
TSI income not subject
     to tax                              (15)                (6)
Other                          -          (1)        5       (1)
                              --          --        --       --
Effective tax rate            40%         25%       45%      33%
                              ==          ==        ==       ==


7. International Sales

     International sales, principally exported from the United States, accounted for approximately 16% for the three months ended September 30, 1996 and less than 10% for the three months ended September 30, 1995. International sales were approximately 18% and 10% for the nine months ended September 30, 1996 and 1995, respectively.

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

9. Equity Issuance

     In August 1996, the Company sold 649,632 shares of common stock generating proceeds to the Company of approximately $11.1 million.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

                              RESULTS OF OPERATIONS

Three Months Ended September 30, 1996 and 1995

     Revenue during the three months ended September 30, 1996 increased by approximately 63% to $15,874,000, up from $9,751,000 during the three months ended September 30, 1995. This growth was primarily attributable to increased shipments of TR Series products combined with increased shipments of OEM voice systems. Increased sales reflect the growth of the principal market segments served by the Company's products, especially the manufacture and sale of fax products for use on local area networks and the manufacture and sale of fax and OEM systems.

     Cost of product sold was $7,148,000, or 45% of revenue, during the three months ended September 30, 1996, compared to $4,177,000, or 43% of revenue, for the same period in 1995. Gross profit percentage was approximately 55% and 57% for the three months ended September 30, 1996 and 1995, respectively. The decrease in gross profit percentage is the result of a lower proportion of software relating to Show N Tel products which has a relatively low cost of product sold.

     Research and development expense was $1,799,000, or 11% of revenue, compared with $1,181,000, or 12% of revenue, for the three months ended September 30, 1996 and 1995, respectively. The dollar increase in 1996 reflects the Company's continuing development efforts for its TR Series product family and computer telephony development tools, as well as fax and OEM systems development. The Company intends to continue to commit significant resources to product development and expects that research and development expenditures will be approximately 13% to 15% of revenue for the foreseeable future.

     Selling, general and administrative expense was $3,558,000 during the three months ended September 30, 1996, compared with $2,219,000 during the same period in 1995. This higher expense level resulted from increased staffing, promotional activities and travel expenses. As a percentage of revenue, selling, general and administrative expense for the third quarter of 1996 was 22% of revenue, compared with 23% for the third quarter of 1995.

     For the three months ended September 30, 1996, interest and other income was $328,000, compared with $275,000 for the same period in 1995.

     The Company's effective tax rate, adjusted for significant permanent or other differences occurring within a quarter, was 40% for the third quarter of 1996, based on the Company's estimated effective tax rate for the full year, and 25% for the third quarter of 1995. In 1995, TSI amounts included in income were not subject to tax at the corporate level and accordingly, the effective tax rate in 1995 was reduced.

Nine Months Ended September 30, 1996 and 1995

     Revenue during the nine months ended September 30, 1996 increased by approximately 57% to $40,619,000, up from $25,881,000 during the nine months ended September 30, 1995. This revenue increase was attributable to increased TR Series products coupled with increased shipments of OEM voice systems. Increased sales reflect the growth of the principal market segments served by the Company's products, especially the manufacture and sale of fax products for use on local area networks and the manufacture and sale of fax and OEM systems.

     Cost of product sold was $17,953,000, or 44% of revenue, during the nine months ended September 30, 1996, compared to $11,929,000, or 46% of revenue in 1995. Gross profit percentage was 56% and 54% for the nine months ended September 30, 1996 and 1995, respectively. The increase in gross profit percentage is the result of a much higher proportion of TR Series product shipments, which carry a comparatively higher gross margin than OEM systems, coupled with decreases in product costs on OEM systems.

     Research and development expense was $5,047,000, or 12% of revenue, compared with $3,331,000, or 13% of revenue, for the nine months ended September 30, 1996 and 1995, respectively. The dollar increase in 1996 reflects the Company's continuing development efforts for its TR Series product family and computer telephony development tools, as well as fax and OEM systems development. As a result of the increase in the Company's revenue base, however, the percentage remained comparable.

     Selling, general and administrative expense was $9,796,000 during the nine months ended September 30, 1996, compared with $6,166,000 during the same period in 1995. This higher expense level resulted from increased staffing, travel expenses and promotional activities. As a percentage, selling, general and administrative expense was 24% of revenue in 1996 and 1995.

     During the nine months ended September 30, 1996, the Company incurred approximately $1.2 million in costs related to the acquisition of and merger with Technically Speaking, Inc. These costs related to professional fees for legal and accounting advice, investment banking fees, and certain costs related to the integration of the operations of the two companies.

     For the nine months ended September 30, 1996, interest and other income was $837,000, compared with $695,000 for the same period in 1995.

     The Company's effective tax rate was 45% and 33% for the nine months ended September 30, 1996 and 1995, respectively. In 1995, TSI amounts included in income were not subject to tax at the corporate level and accordingly, the effective tax rate in 1995 was reduced.

Liquidity and Capital Resources

     For the nine months ended September 30, 1996, the Company funded its operations principally through operating revenue. In July 1996, the Company renewed its working capital line of credit. Under the renewed line of credit, the Company may borrow up to $7,500,000 on an unsecured basis, all of which may be used for issuance of letters of credit, subject to compliance with certain covenants. The line of credit will expire in July 1997 and at that time any outstanding balances would be payable in full. Any amounts borrowed under the line would be subject to interest at the bank's prime rate. At September 30, 1996 there were no commitments outstanding on letters of credit; no borrowings have been made during any period presented.

     The Company's working capital increased from $24.8 million at December 31, 1995 to $37.9 million at September 30, 1996. The increase was attributable, in part, to higher cash balances and investments, accounts receivable, inventory, deferred tax asset, and prepaid expense balances which were partially offset by higher accounts payable and accrued compensation and commission balances. The Company's aggregate cash, cash equivalents and marketable securities position increased as a result of cash flows from operations and the proceeds from the sale of stock offset by an increase in working capital and expenditures for equipment and furniture.

     During the first nine months of 1996, the Company invested approximately $2.7 million in capital equipment. The Company currently has no material commitments for additional capital expenditures.

     The Company anticipates that cash flows from operations, together with current cash and marketable securities balances and funds available under the Company's line of credit, will be sufficient to meet the Company's working capital and capital equipment expenditure requirements for the foreseeable future.

Part II. OTHER INFORMATION

Item 1. Legal Proceedings

     On October 4, 1996, Syntellect Technology Corp. ("Syntellect") filed a Complaint against the Company in the United States District Court for the Northern District of Texas, alleging infringement of certain patents held by Syntellect relating to certain aspects of "automated attendant" technology. Syntellect's Complaint does not identify the products of the Company which allegedly infringe Syntellect's patents. The Complaint seeks injunctive relief, damages in an unspecified amount, and multiple damages on account of alleged willful infringement. The Company is reviewing the patents at issue, and intends to defend the case vigorously.

Items 2. through 5.

        None

Item 6. Exhibits

        (a) Exhibits

               11. Computation of earnings per share

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      BROOKTROUT TECHNOLOGY, INC.



Date: November 11, 1996               By:/s/ Eric R. Giler
                                         ---------------------------------
                                         Eric R. Giler
                                         President
                                         (Principal Executive Officer)

Date: November 11, 1996               By:/s/ Robert C. Leahy
                                         ---------------------------------
                                         Robert C. Leahy
                                         Vice President of Finance and
                                            Operations and Treasurer
                                         (Principal Financial and
                                            Accounting Officer)

                                  EXHIBIT INDEX

                                                       Sequentially
Exhibit Number         Exhibit                         Numbered Page

     11                Computation of Earnings
                       Per Share

                       -For the three months ended           16
                       September 30, 1996 and 1995
                       -For the nine months ended            17
                       September 30, 1996 and 1995