Form 10-K405
period 1996-12-31
BROOKTROUT TECHNOLOGY INC
filed 1997-03-26
CIK 754516

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-K

(Mark one)

       [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                   For the fiscal year ended December 31, 1996

       [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
           EXCHANGE ACT OF 1934 [NO FEE REQUIRED]


                     For the transition period from __ to__.

                           Commission File No. 0-20698

                           BROOKTROUT TECHNOLOGY, INC.
             (Exact name of registrant as specified in its charter)

        MASSACHUSETTS                                           04-2184792
       (State or other                                       (I.R.S.  Employer
incorporation or organization)                               Identification No.)

                 410 FIRST AVENUE, NEEDHAM, MASSACHUSETTS 02194
               (Address of principal executive offices)(Zip Code)

       Registrant's telephone number, including area code: (617) 449-4100

           Securities registered pursuant to Section 12(b) of the Act:

                                                           NAME OF EXCHANGE
      TITLE OF EACH CLASS                                ON WHICH REGISTERED
          ---------                                          ----------
         Common Stock                                          Nasdaq

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No__

        Securities registered pursuant to Section 12(g) of the Act: None

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ].

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     As of March 19, 1997, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $154 million, based on the closing price on such date of the Company's Common Stock on the Nasdaq ("Nasdaq") National Market.

     As of March 19, 1997, 10,686,352 shares of Common Stock, $.01 par value per share, were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Portions of (i) the Company's Annual Report for the fiscal year ended December 31, 1996 are incorporated into Part II of this Form 10-K and (ii) the Company's Proxy Statement relating to the 1997 Annual Meeting of Shareholders of the Company are incorporated into Part III of this Form 10-K.

     "TR114", "Universal Port", "QuadraFax", "Show N Tel", "PowerBlock" and "1P/FaxRouter" are trademarks of Brooktrout Technology, Inc. "TR Series", "TruFax" is a registered trademark of Brooktrout Technology, Inc. "MVIP" is a trademark of Natural MicroSystems, Inc. "Touch-Tone" is a registered trademark and "UNIX"is a trademark of AT&T. "Merlin" is a registered trademark and "Legend", "Merlin Legend", "Merlin Mail", "Merlin Multi-Lingual Version" and "Partner Mail" are trademarks of Lucent Technologies, Inc. ("Lucent", formerly a division of AT&T) "Microsoft" and "MS-DOS" are registered trademarks and "Microsoft Windows Sound System" and "Windows NT" are trademarks of Microsoft Corporation. "OS/2" is a registered trademark of International Business Machines Corp. "UnixWare" is a trademark of Univel. "QNX" is trademark of QNX, Inc.



                                      (ii)

                                     PART I

BUSINESS
--------

     Brooktrout Technology, Inc. ("Brooktrout" or the "Company") is a Massachusetts corporation founded in 1984 to design, manufacture and market computer hardware and software for use in electronic messaging applications in telecommunications and networking environments. Brooktrout is a supplier of advanced software and hardware products for system vendors and service providers in the electronic messaging market. The Company's products enable its customers to deliver a wide range of solutions for the integration and management of image
(fax), voice and data communications in telecommunications and networking environments. The Company sells its products primarily to service providers, original equipment manufacturers ("OEMs") and value added resellers ("VARs") both domestically and internationally through a direct sales force. The Company has direct sales offices in California, Colorado, Connecticut and Massachusetts and has established sales and support offices in Belgium and Singapore. The Company's international sales efforts, principally exports from the United States, are primarily initiated from corporate headquarters in the United States. In addition to direct international sales, significant additional revenue is derived from international sales by Brooktrout's customers of systems which incorporate Brooktrout's products. See Notes to Consolidated Financial Statements.

     On April 1, 1993, the Company acquired all of the assets of DAFcom Corporation ("DAFcom"), a producer of fax routing products for private data networks. DAFcom, based in Dallas, Texas, is now operating as a wholly owned subsidiary of the Company under the name "Brooktrout Networks Group, Inc." On May 29, l996, the Company acquired Technically Speaking, Inc. ("TSI"), a supplier of graphical, object-oriented software application development tools for the electronic messaging market.

BROOKTROUT'S PRODUCTS

     The Company's first products were voice processing boards and voice mail systems based on those boards. The Company became a significant supplier of personal computer-based voice mail systems to OEMs of small telephone systems.

     As it developed its voice processing business, the Company began to explore computer-based fax processing using digital signal processing ("DSP") technology. DSP is a technology which permits the complex signals transmitted through the telecommunications network, including voice and fax signals, to be interpreted and rapidly processed in much the same manner as basic numerical data. The Company introduced its first TR Series fax processing product in 1987 and followed this with more advanced fax products in subsequent years.

     In addition to hardware products, the Company has emphasized the development of firmware and software development tools that support rapid and flexible applications development by software developers. Initially the Company began making software drivers for its hardware products. In August 1991, the Company introduced a higher-level TR Series Fax & Voice Applications Programming Interface ("API"). The API provides a development environment which permits access to the functionality of Brooktrout's TR Series hardware products. Using the API, a developer of fax or voice software may readily program commands to direct a TR Series hardware product to carry out any of its signal processing functions by calling routines within the API that interpret the program's instructions in the form of detailed hardware commands. In May 1996, the Company added Show N Tel, a graphical object oriented software application development tool to the software product line through the acquisition of TSI.

     In 1993, the Company formed Brooktrout Networks Group, Inc., through the acquisition of all of the assets of DAFcom, to develop a new product which provides fax networking solutions. On May 29, l996, the Company acquired TSI, a supplier of graphical, object-oriented software application development tools for the electronic messaging market.

     The Company has four major product lines, all of which serve the electronic messaging market: fax and voice processing boards, application development tools, fax systems and OEM systems. The following table describes Brooktrout's principal products and the markets which they serve:


         PRODUCTS                       DESCRIPTION                        TARGET CUSTOMERS
FAX AND VOICE PROCESSING BOARDS

TR114 Series Universal Port         Multichannel boards with            Service providers, OEMs
Fax & Voice boards                  advanced fax and voice              and VARs implementing
                                    processing capabilities             medium to high density
                                    available with 2, 4 or 8            fax and voice systems
                                    channels/board
TruFax Series Fax boards            Two channel fax boards with         OEMs and VARs
                                    general purpose features            implementing low
                                                                        density, general purpose
                                                                        fax systems
APPLICATION DEVELOPMENT
TOOLS
TR Series Fax & Voice API           C-language application              Service providers, OEMs
                                    development software for the        and VARs developing
                                    TR Series and TruFax boards         high performance fax and
                                                                        voice applications with
                                                                        specific custom
                                                                        requirements
Show N Tel                          A graphical, object-oriented        Service providers, OEMs
                                    development environment for         and VARs developing
                                    enterprise-wide voice, fax and      enterprise computer
                                    computer telephony                  telephony systems
                                    applications                        seeking an easy-to-use
                                                                        application development
                                                                        and prototyping tool
FAX SYSTEMS
QuadraFax                           An embedded system platform         OEMs and VARs
                                    for enhanced fax applications.      providing solutions for
                                    QuadraFax is available with         workgroups in large
                                    fax broadcast and                   organizations and small
                                    fax-on-demand applications.         businesses

IP/FaxRouter                        An embedded system platform         OEMs and VARs
                                    for routing faxes over the          providing solutions for
                                    Internet and other IP networks      businesses with high fax
                                                                        transmission expenses
                                                                        that have access to the
                                                                        Internet or other IP
                                                                        network services


OEM SYSTEMS

Lucent Technologies, Inc.'s         Voice messaging systems             Provided to Lucent on a
("Lucent") MerlinMail and           designed for Lucent's Merlin        private label basis for sale
PartnerMail systems                 Partner and Merlin Legend           to purchasers of Merlin
                                    telephone switches                  Partner and Merlin Legend
                                                                        telephone systems

Fax & Voice Processing Boards

     TR114 Series. Introduced in 1992 and periodically enhanced since then, the TR114 Series Universal Port boards are designed for high performance fax and fax and voice messaging systems, such as those used by telecommunications service providers, messaging system vendors and network communication server vendors. The TR114 Series Universal Port boards offer full fax and voice processing on each channel of a single multi-channel board. Advanced fax and voice features, such as file conversions and file transfer protocols, are supported on the TR114 Series. Boards are available in a range of configurations, with two, four or eight channels per board. The TR114 Series boards are designed to be approved by telecommunications regulatory agencies worldwide and have been approved for use in 25 countries including the United States, Japan, England, France and Germany.

     The range of the TR114 Series configurations allows developers flexibility in designing systems from small corporate systems to large telephone company service systems cost effectively. The TR114 Series two and four channel analog boards support loop start and DID telephone service. The TR114 Series boards are designed to be used in ISA-bus computers (including PC), which may be used as platforms for smaller systems, and special purpose computers providing expansion slots for up to 20 boards to serve the needs of large service providers. TR114 Series four and eight channel digital boards with interfaces for popular Pulse Code Modulation ("PCM") highways, such as MVIP and PCM Expansion Bus ("PEB"), offer developers options in designing systems for digital network services (such as T1, E1 and ISDN) or with other resources, such as voice recognition, from other vendors.

     TruFax Series. Released in January 1995, the TruFax Series fax boards are fax processing boards designed for small to medium scale, general purpose fax servers and systems. TruFax Series products incorporate many of the functions that contribute to the high reliability of TR114 Series products but do not support many of their advanced fax features, or voice processing. TruFax Series products are lower-priced than TR Series products. The first TruFax Series product, the TruFax 200, is a two channel fax board. At the core of each channel is a fax modem controlled by a microprocessor. The TruFax 200 is available with analog telephone system interfaces.

Application Development Tools

     TR Series Fax & Voice API. The TR Series API, originally introduced in 1991 and periodically enhanced since then, enables developers to quickly develop sophisticated fax and voice applications. The API is a complete C language library of fax, voice, tone signaling and call processing function calls. It also includes time-saving sample applications, fax utilities and debugging tools. The API is operating-system independent and supports most operating systems, including Windows NT, UNIX, UnixWare, AIX, Solaris, QNX, OS/2, Windows 95 and MS DOS. Applications developed with the API run on all of the Company's TR Series and TruFax Series products.

     Show N Tel. Show N Tel is a graphical, object-oriented development and prototyping environment for enterprise-wide, client/server voice, fax, and computer telephony applications. It is designed to simplify and reduce the time to develop complex applications. Show N Tel provides a library of over 200 PowerBlocks; graphical icons that represent common operations in computer-telephony applications. Developers create applications by connecting these icons on a drag-and-drop template. In addition to the core voice, fax and computer telephony functions, optional components are available to support functions such as database access, speech recognition, speech synthesis (text-to-speech) and fax document creation. Show N Tel is available for Windows NT and OS/2 platforms.

Fax Systems

     QuadraFax. QuadraFax is a platform designed to support small to medium scale enhanced fax applications, such as fax-on-demand and fax broadcast, for departments of large corporations, small businesses and small office/home office users. It offers simple installation, easy administration and a low price. QuadraFax has two major components: a fax and voice processing system unit and a Windows-based administration program that runs on a personal computer. The system unit includes DSPs for fax and voice processing, a CPU and a hard disk. Application software can be embedded on the system unit's hard disk to provide complete solutions. The PC-based Windows software provides an easy to use graphical interface for configuring and administering the applications. The Windows administration software runs on a PC that is connected to the system unit by a serial port link.

     IP/FaxRouter. January, l996 Brooktrout introduced the IP/FaxRouter, an Ethernet peripheral which allows facsimile traffic to be sent via IP wide area networks including the Internet. The IP/FaxRouter was developed to address the escalating costs associated with facsimile transmission. By routing fax traffic over IP data networks like the Internet, it can reduce or eliminate fax transmission charges normally incurred from the telephone company. In organizations with significant international fax traffic, the IP/FaxRouter can significantly reduce telephone charges by routing faxes over an existing data network. Configuration Network Management System ("CNMS") software and Account Data Management System ("ADMS") software are also available with the IP/FaxRouter for centralized and remote system management as well as tracking account activity in service organizations.

OEM Systems

     Merlin Mail, Partner Mail and Merlin Mail Multi-Lingual Version. Since 1990, Brooktrout has been the supplier of the Merlin Mail voice messaging/automated attendant system for the Lucent Merlin small business telephone system. In 1991, the Company introduced a second generation of Merlin Mail designed for Lucent's Merlin Legend system, a new, small business telephone system. In 1992, the Company introduced the Partner Mail voice messaging/automated attendant system for Lucent's Partner small business telephone system. In 1993, the Company introduced the third generation of Merlin
Mail: Merlin Mail Multi-Lingual Version. This newest Merlin Mail system incorporates English, Spanish and French languages in one system and is integrated with Lucent's Merlin Legend system. The Merlin Mail, Partner Mail and Merlin Mail Multi-Lingual Version products are based on the voice boards developed and manufactured by the Company. The Company continues to develop enhancements and new features for these products.

SALES AND MARKETING

     The Company markets its products primarily to service providers, OEMs and VARs. The TR Series, TruFax Series, Show N Tel, QuadraFax and IP/Fax Router products provide fax and voice processing, computer telephony or fax routing functionality for systems sold by these customers. The Company's OEM systems encompassing a complete solution are sold to Lucent as part of that customer's products sold to end users.

Service Providers and OEMs

     Providers of enhanced telecommunications services develop, or purchase from developers, large, complex systems incorporating the Company's products to deliver electronic messaging applications. These systems typically require long development times and result in periodic deployments of large systems. OEMs design, manufacture and market electronic messaging systems that include the Company's products. OEMs generally have long product design and development processes that precede the release of products.

     Making sales to both of these types of customers can be a complex and time-consuming process which is often focused on technical requirements. To serve these customers in North America, the Company sells its products through a direct sales force located in Massachusetts and California.

VARs

     VARs typically purchase the Company's products for resale to an end-user customer together with application software purchased from an ISV. The Company has established a network of over 150 Brooktrout Authorized Resellers. The Company employs direct sales people and manufacturers' representatives to recruit, train and assist VARs.

International

     The Company sells its products to service providers, OEMs and VARs internationally through a direct sales force organized by region. The Company has established a sales office in Diegem-Brussels, Belgium and expects to open an office in Asia.

     The Company's international sales efforts are primarily initiated from corporate headquarters in the United States, although the Company maintains a European sales office. International sales, principally exports from the United States, accounted for approximately $10.6 million or 18% of revenue for the year ended December 31, 1996 and $4.3 million or 11% of revenue for the year ended December 31, 1995. International sales were less than 10% of revenue for the year ended December 31, 1994. In addition to direct international sales, significant additional revenue is derived from international sales by Brooktrout's customers of systems which incorporate Brooktrout's products.

     Most countries require technical approvals from their telecommunications regulatory agencies for products which operate in conjunction with the telephone system. Obtaining these approvals is generally a prerequisite for sales in a given jurisdiction. Obtaining requisite approvals may require from two months to a year or more depending on the product and the jurisdiction. Approval of the Company's fax products in Germany, France and Japan has taken up to twelve months or more. The Company does not believe that these delays have had a material impact on the Company's operations. The Company has not yet encountered any situation in which it has proved impossible to obtain approval in a foreign jurisdiction. The Company, its distributors or its customers have received product approvals for Brooktrout products from agencies in Australia, Canada, France, Germany, Hong Kong, Italy, Japan, Korea, Malaysia, Netherlands, New Zealand, Singapore, Sweden, Switzerland, Mexico, Ireland, Norway, Denmark, India, Czech Republic, the United Kingdom, and the United States.

TECHNICAL SUPPORT

     Brooktrout seeks to deliver unmatched support and service to customers. By listening to customers and thoroughly understanding their requirements, the Company believes it can provide innovative high-value products which meet or exceed customer expectations. Beyond delivery, Brooktrout backs its products with responsive, engineering level support. Generally, the Company's technical support staff members hold bachelor's degrees in electrical engineering or computer science. Staff members place the highest priority on providing timely, accurate information as well as advice on how to take advantage of Brooktrout's sophisticated product line. Brooktrout's technical support personnel have been a source of product improvements and new features and functions due to close working relationships with customers. Brooktrout's technical support department reports directly to the Company's President as further evidence of Brooktrout's commitment to provide partnership-level support to customers. The Company's technical support activities represent an integral element of its marketing strategy. The Company believes that its technical support capability represents a significant competitive advantage.

     The Company warrants its hardware products against defects in materials and workmanship generally for one year. Extended warranties of up to three years have been provided to some customers for additional consideration.

     The Company ordinarily sells its products on the basis of purchase orders received from customers. The Company has entered into agreements with many of its customers which establish terms and conditions for sales made under these agreements from time to time. These agreements generally do not establish any long-term fixed purchase or supply commitments for either party.

     In 1994, 1995 and 1996, sales to Lucent, the Company's largest customer, accounted for 53%, 36%, and 33% respectively, of the Company's total revenues. The Company sells essentially all of its major products to a number of separate business units within Lucent, although sales of the Merlin Mail, Merlin Mail Multi-Lingual Version and Partner Mail systems have constituted 83, 81% and 88% of the revenue from Lucent in 1994, 1995 and 1996, respectively. Merlin Mail, Merlin Mail Multi-Lingual Version, Partner Mail and other products are sold to Lucent under purchase orders issued by Lucent on an as-required basis. The Company and Lucent consult closely with respect to expected future requirements and timing of orders. No other single customer accounted for more than 10% of the Company's total sales in 1994, 1995 or 1996.

PRODUCT DEVELOPMENT

     The market for electronic messaging products is characterized by rapid technological change, changes in customer requirements, frequent new product introductions and enhancements and emerging industry standards. The Company focuses significant resources on improving its products in response to changes in operating systems, application software, computer and telephony hardware, networking software, programming tools and computer language technology. During the years ended December 31, 1994, 1995 and 1996 the Company spent approximately $3.5 million, $4.8 million and $7.2 million, or 14%, 12% and 12% of revenue, respectively, on research and development. Research and development expenses have generally been charged to operations as incurred. The Company is continuing its development efforts for its current products, as well as developing next generation versions of its current products, in particular the TR114 Series family and its OEM systems. In addition, the Company is developing or has acquired technology for the development of data modem and ISDN products. Research and development expenses have generally been charged to operations as incurred. The Company believes significant investments in product development are required to remain competitive. As a consequence, the Company intends to continue to increase the dollar amount of its product development expenditures in the future, maintaining the level of such expenditures in the range of 13% to 15% of revenue.

     The Company believes that its software and hardware development team provides a significant competitive advantage for the Company. The team is comprised of members with experience in computer-based fax, voice processing, telephony, device driver development, object-oriented software development, graphical user interface ("GUI") development, and computer networking. The Company believes this assembly of diverse technical expertise contributes to the highly integrated functionality of its products. The Company's ability to attract and retain highly qualified employees will be one of the principal determinants of its success in maintaining technological leadership.

COMPETITION

     The Company is in direct competition with companies offering similar products or products responsive to similar applications in each of its four major product lines. In addition, there is always the potential for new entrants into the Company's markets by other companies in related computer and communications companies including the Company's customers and suppliers. The Company believes that the principal competitive factors affecting the market for the Company's products and services include product functionality and features, product quality, performance and price, ease of product integration, and quality of customer support services. The relative importance of each of these factors depends upon the specific customer environment. Although the Company believes that its products and services currently compete favorably with respect to such factors, there can be no assurance that the Company can maintain its competitive position against current and potential competitors.

     Many of the Company's current and potential competitors have longer operating histories, significantly greater financial, technical, product development and marketing resources, greater name recognition and larger customer bases than the Company. The Company's present or future competitors may be able to develop products comparable or superior to those developed by the Company, adapt more quickly than the Company to new technologies, evolving industry trends or customer requirements, or devote greater resources to the development, promotion and license of their products than the Company. Accordingly, there can be no assurance that competition will not intensify or that the Company will be able to compete effectively in its market.

     The Company expects that it will face increasing pricing pressures from its current competitors and new market entrants. The Company's competitors may engage in pricing practices that cause the Company to reduce the average selling prices of its products. To offset declining average selling prices, the Company believes that it must successfully develop and introduce on a timely basis new products or products that incorporate new features that can be sold at gross margins comparable to those on existing products. To the extent that such new products are not developed in a timely manner, do not achieve customer acceptance or do not generate comparable gross margins, the Company's profitability may decline.

BACKLOG

     At December 31, 1996, the Company's backlog of orders for products and services was approximately $11,362,000 compared with approximately $7,496,000 at December 31, 1995. All of the backlog is expected to be shipped or provided before the end of 1997. All orders believed to be firm for products or services to be shipped or provided in the future are included in the backlog. The Company regards all orders as firm orders and has experienced an order cancellation rate in the past which the Company considers to be immaterial, although no assurance can be given that adverse effects may not result from order cancellations in the future. Because of the possibility of customer changes in delivery schedules or cancellation of orders, the Company's backlog as of any particular date may not be indicative of actual sales for any particular future period. The period of time between placement of an order and delivery of the product varies from one day for certain TR Series products to ten months for certain OEM systems products.

MANUFACTURING

     Brooktrout's manufacturing operations consist primarily of final assembly and testing of components, subsystems and systems. The Company tests its products at various stages in the manufacturing process. Each product undergoes a final load and functional test at the Company's Needham, Massachusetts or Southborough, Massachusetts facility prior to shipment.

     The Company uses independent manufacturers, one of which is Lucent, to perform printed circuit board assembly and testing. The Company believes it has good relationships with its subcontractors and has generally experienced timely delivery of products and satisfactory quality with respect to products manufactured by subcontractors. In December 1995, the Company's Needham, Massachusetts facility achieved ISO 9002 certification.

PROPRIETARY TECHNOLOGIES

     The Company does not hold patents on a large part of its product line. The Company's software and firmware are protected by copyright laws. Because on-board and downloadable firmware represent an important element of the value of the Company's hardware products, the Company believes that it obtains significant protection for its proprietary interest in its hardware products, as well as its software products, from copyright laws. Certain design features, including ASICs (application specific integrated circuits), software and firmware, receive some protection under trade secret laws. Each employee of the Company has executed a proprietary information agreement designed to protect the trade secrets of the Company, inventions created in the course of employment with the Company and other proprietary information of the Company. There can be no assurance, however, that copyright and trade secret protection will be sufficient to prevent competitors from developing software and other technology similar to the software and other technology upon which the Company relies for a significant portion of its revenue.

     The Company has acquired licenses under certain patents covering aspects of voice processing technology, and licenses from third parties of software for its voice and fax products. The Company pays royalties under these licenses with respect to its sales of certain products. The licenses generally extend for the life of the patent in question (in the case of patents) or in perpetuity (in the case of software), and are subject to termination only in the event of a breach. Royalties constitute a percentage of sales of particular products or product elements, or a fixed amount per unit of hardware or software distributed, and do not account for a material part of the Company's cost of product sold.

     The Company has periodically received, and may receive in the future, communications from third parties asserting patent rights with respect to certain of the Company's products and features. The Company is a defendant in one patent infringement case which it believes will not have a material effect on the Company. Except as described under Legal Proceedings below, there is no pending litigation against the Company regarding any of these claims, nor has the Company to date believed it necessary to license any patent rights referred to in such communications, except as described above and except for certain other minor cases involving no payment of ongoing royalties.

EMPLOYEES

     As of December 31, 1996, the Company had 159 full-time employees, of which 65 were engaged in engineering and product development, 21 in administration, 19 in manufacturing and 54 in sales, marketing and technical support. None of the Company's employees are represented by any labor union and the Company believes its relations with its employees are good.

EXECUTIVE OFFICERS


     The executive officers of Brooktrout as of March 15, 1997 are as follows:

          NAME                       AGE             POSITION


Eric R. Giler.....................   41       President and Director

David W. Duehren..................   39       Vice President of Research and
                                              Development, Clerk and Director

Patrick T. Hynes..................   38       Vice President of Advanced Product
                                              Engineering and Director

Stephen A. Ide....................   53       Senior Vice President, President,
                                              Brooktrough Interspeed, Inc.

Robert C. Leahy...................   44       Vice President of Finance and
                                              Operations and Treasurer

David B. Lowe.....................   39       Vice President of Sales

R. Andrew O'Brien.................   38       Vice President of Marketing and
                                              Business Development

Jonathan J. Sirota................   55       Vice President of Engineering

Michael E. Donoghue...............   34       Vice President of Worldwide Sales

     Eric R. Giler is a Company founder and has been President and a Director of Brooktrout since the Company's inception in 1984. Prior to founding the Company, Mr. Giler worked primarily in the area of technical marketing and sales as a product manager with Teradyne, Inc. and an applications engineer manager for Intec Corp. Mr. Giler is a board member of the MIT Enterprise Forum, the Massachusetts Telecommunications Council and the New England-Israel Chamber of Commerce. Mr. Giler also is a member of the American Electronics Association and the Massachusetts Computer Software Council. Mr. Giler received a Bachelor of Science degree in Management Science from Carnegie-Mellon University and a Master of Business Administration degree from Harvard Business School.

     David W. Duehren is a Company founder and has been Vice President of Research and Development and a Director of Brooktrout since the Company's inception in 1984. Mr. Duehren is the chairman of the Telecommunications Industry Association Committee TR29.1, the subcommittee responsible for Group 3 fax enhancements, and also contributes to worldwide International Telecommunications Union -- Telephony (ITU-T) facsimile standards. Mr. Duehren is also a member of the Institute of Electrical Electronic Engineers (IEEE) and has been a member of the SCSA work group on facsimile API standards. Mr. Duehren received a Bachelor of Science degree and Master of Science degree in Electrical Engineering from the Massachusetts Institute of Technology.

     Patrick T. Hynes is a Company founder and has been Vice President of Advanced Product Engineering since January 1994 and a Director of Brooktrout from the Company's inception in 1984. Mr. Hynes was Vice President of Engineering from the Company's inception to December 1993. Mr. Hynes is a member of the Institute of Electrical Electronic Engineers (IEEE). Mr. Hynes received a Bachelor of Science degree in Electrical Engineering from the Massachusetts Institute of Technology and a Master of Science degree in Electrical Engineering from Columbia University.

     Stephen A. Ide has been Senior Vice President and President of Brooktrout Interspeed, Inc. since January 1997. Mr. Ide was Senior Vice President of Sales and Marketing of Brooktrout from January 1997 to January 1993 and was Vice President of Sales and Marketing of Brooktrout from July 1987 to December 1992. Prior to joining the Company, Mr. Ide was co-founder and president of Computer Telephone Corporation. Mr. Ide also served as vice president of operations for Rolm of New England Corporation.

     Robert C. Leahy has been Vice President of Finance and Operations and Treasurer of Brooktrout since March 1988. Prior to joining Brooktrout, Mr. Leahy held the position of corporate controller and treasurer for Cambridge Robotics. Mr. Leahy is an active member in the Financial Executive Institute. Mr. Leahy received a Bachelor of Science degree in accounting and a Master of Business Administration degree from Bentley College.

     David B. Lowe has been Vice President of Sales of Brooktrout since January 1993. Mr. Lowe was National Sales Manager of Brooktrout from October 1987 to December 1992, and Eastern Regional Sales Manager of Brooktrout from November 1986 to September 1987. Prior to joining Brooktrout, Mr. Lowe was the National Accounts Manager at ITT Business Communications Corporation. Mr. Lowe received a Bachelor of Arts degree from Bates College and a Master of Business Administration degree from Northeastern University.

     R. Andrew O'Brien has been Vice President of Marketing and Business Development of Brooktrout since July 1993, and Director of Marketing and Business Development from January 1993 to June 1993. Prior to joining the Company, Mr. O'Brien was an Associate at McKinsey & Company from September 1986 to January 1993. Mr. O'Brien is a member of the executive committee of GO-MVIP and on the board of directors of the Enterprise Computer Telephony Forum. Mr. O'Brien received a Bachelor of Arts degree from Yale University and a Master of Business Administration degree from Harvard Business School.

     Jonathan J. Sirota has been Vice President of Engineering of Brooktrout since January 1994. Prior to joining the Company, Mr. Sirota was Senior Vice President of Engineering and Operations for ERGO Computing, Inc. from March 1989 to January 1994. Mr. Sirota received a Bachelor of Science degree in Electrical Engineering from Rensselaer Polytechnic Institute and a Master of Science degree in Electrical Engineering from Massachusetts Institute of Technology.

     Michael Donoghue has been Vice President of Worldwide Sales since January 1997. Mr. Donoghue was Director of International Sales from January 1995 to December 1996 and Managing Director of Brooktrout Technology Europe in Brussels, Belgium from January 1993 to December l995. He was a National Sales Manager from January l990 to December l992 and was a Major Account Manager from December l987 to December l989. Mr. Donoghue received a Bachelors of Science in Mechnical Engineering from the University of Massachusetts Amherst in l987.

ITEM 2. PROPERTIES

     Until March 1996, the Company occupied a facility of approximately 21,000 square feet in Needham, Massachusetts which was used for research and development, engineering, manufacturing and administration. The lease expired on December 31, 1995 and was extended on a month to month basis.

     In 1995, the Company signed a new lease for a stand-alone facility that is approximately 38,000 square feet. The new lease commenced March 1, 1996 and expires October 31, 2006. The new facility accommodates research and development, engineering, manufacturing, sales, marketing and administration. Operations of the Company were moved to the facility in March 1996.

     The Company also occupies approximately 16,515 square feet in Southborough, Massachusetts, which it took over as a lessee in connection with its acquisition of TSI. This facility accommodates research and development, engineering and packaging. The lease for this facility commenced on May 1, 1995 and expires on April 30, 2001.

     Brooktrout Networks Group, Inc. occupies approximately 4,800 square feet in Richardson, Texas for research and development and administrative facilities. The Company signed a new lease for this facility which commenced on March 1, 1995 and expires on February 28, 1998.

     The Company has also signed operating lease commitments for office space in Belgium, Singapore, California, Colorado, and Connecticut. The Belgium lease is for a period of 3 years while the rest of the leases are for 1 year or less.

     The Company believes that its present facilities are adequate for its current needs and that suitable additional space will be available as needed.

ITEM 3. LEGAL PROCEEDINGS

     On September 15, 1992, two manufacturers of fax-on-demand systems, Ibex Technologies, Inc. ("Ibex") and FaxBack, Inc. ("FaxBack"), filed a lawsuit against the Company in Federal District court for the Northern District of California, seeking a declaratory judgment of invalidity with respect to the Company's fax-on-demand patent. The Company counterclaimed for infringement of the patent and other damages. See "Business--Proprietary Technologies." The complaint against the Company in the lawsuit did not seek money damages, but requested an award of attorneys' fees and costs. It is the Company's understanding that this lawsuit received significant funding from Dialogic Corporation ("Dialogic"), a competitor of the Company, through an organization of which it was a founder.

     The lawsuit initiated by Ibex and FaxBack was followed by various additional litigated cases, including claims filed by the Company in the Federal District Court for the District of Massachusetts against Dialogic and GammaLink ("GammaLink"), a competitor of the Company which was subsequently acquired by Dialogic, for infringement of the Company's DID fax patent and for declaratory relief with respect to a patent controlled by Dialogic; and a further claim in that Court filed by the Company against Dialogic, GammaLink, FaxBack and Ibex seeking specific performance and damages arising from the alleged breach of a prior agreement to settle the litigation among the parties.

     In May 1995, the Company and FaxBack entered into a settlement agreement and FaxBack was dismissed from the pending litigated cases.

     In June 1995, the Company executed a Settlement Agreement with Dialogic, GammaLink and Ibex, and all items of litigation among the parties were dismissed.

     Subsequently, a subsidiary of Dialogic filed a lawsuit against the Company in Federal District Court for the District of New Jersey, alleging infringement by the Company's products of patents owned by the plaintiff and seeking damages, special damages and injunctive relief. The Company has filed an Answer and Counterclaim asserting noninfringement and further asserting that the patent was licensed to the Company, and seeking declaratory and monetary relief.

     Dialogic has also made certain filings with the U.S. Patent Office directed at a possible challenge to the Company's fax-on-demand patent.

     On the basis of these and other actions taken by Dialogic after the execution of the Settlement Agreement, the Company believes that Dialogic entered into the Settlement Agreement in bad faith and with fraudulent intent. Accordingly, on November 1, 1995, the Company filed, in the Federal District Court for the District of Massachusetts, a lawsuit against Dialogic and certain affiliated parties, seeking rescission of the Settlement Agreement, damages, special damages, an order vacating the dismissal of the previously litigated cases, and specific enforcement of an earlier agreement regarding the settlement. Dialogic filed an Answer and Counterclaim on January 30, 1996. The Counterclaim seeks an award of damages and special damages. If the Company prevails in its claim for rescission of the Settlement Agreement, any or all of the cases described above may be re-instituted.

     On December 20, l996, the Defendants' Motion for Summary Judgment on the Company's claim of fraud in the litigation described above was allowed. The Company's Chapter 93A claim and the Defendants' counterclaims remain to be litigated.

     The Company believes that neither the currently pending litigated cases or the cases that may be reinstituted as a result of the rescission proceeding, nor an adverse decision in any of such cases will have a material adverse effect on the Company's business, financial condition or results of operations.

     On October 4, l996, Syntellect Technology Corp. ("Syntellect") filed a Complaint against the Company in the United States District Court for the Northern District of Texas, alleging infringement of certain patents held by Syntellect relating to certain aspects of "automated attendant" technology. Syntellect's Complaint does not identify the products of the Company which allegedly infringe Syntellect's patents. The Complaint seeks injunctive relief, damages in an unspecified amount, and multiple damages on account of alleged willful infringement. On December 16, l996, the Company filed a Motion to Dismiss the action, which remains pending. The Company is reviewing the patents at issue, and intends to defend the case vigorously.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

     None.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS

     Information in response to this item appears under the caption "Stock Market Information" of the Company's Annual Report for the year ended December 31, 1996, which is incorporated in this report by reference.

ITEM 6. SELECTED FINANCIAL DATA

     Information in response to this item appears under the caption "Selected Consolidated Financial Data" of the Company's Annual Report for the year ended December 31, 1996, which is incorporated in this report by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

     Information in response to this item appears under the caption "Management's Discussion & Analysis of Financial Condition and Results of Operations" contained in the Company's Annual Report for the year ended December 31, 1996, which is incorporated in this report by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Information in response to this item is contained in the Company's Annual Report for the year ended December 31, 1996, which is incorporated in this report by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     DIRECTORS. The information appearing under the caption "Information Regarding Nominees and Directors" of the Company's Proxy Statement for its 1997 Annual Meeting of Stockholders is incorporated in this report by reference.

     EXECUTIVE OFFICERS. Information with respect to executive officers appears under the caption "Executive Officers" in Item 1 of this report.

ITEM 11. EXECUTIVE COMPENSATION

     Information in response to this Item appears under the caption "Executive Compensation" of the Company's Proxy Statement for its 1997 Annual Meeting of Stockholders, which is incorporated in this report by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information in response to this Item appears under the captions "Principal Stockholders" and "Ownership by Management of Equity Securities" of the Company's Proxy Statement for its 1997 Annual Meeting of Stockholders, which is incorporated in this report by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     None.
                                       14

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a)(1) Financial Statements

     The following is included in Part II of this report, incorporated by reference from the Company's Annual Report for the year ended December 31, 1996:

                                                                                              PAGE NO.
                                                                                              --------
     Independent Auditors' Report.............................................................
     Consolidated Balance Sheets as of December 31, 1996 and 1995.............................
     Consolidated Statements of Income for the Years Ended
            December 31, 1996, 1995 and 1994..................................................
     Consolidated Statements of Stockholders Equity (Deficiency) for the
            Years Ended December 31, 1996, 1995 and 1994......................................
     Consolidated Statements of Cash Flows for the
            Years Ended December 31, 1996, 1995 and 1994......................................
     Notes to Consolidated Financial Statements...............................................



     (a)(2) Financial Statement Schedule

     The following are contained on the indicated pages of this report:

                                                                                              PAGE NO.
                                                                                              --------
     Independent Auditors' Report on Schedule.................................................
     Schedule IX Valuation and Qualifying Accounts............................................


     Schedules not listed above are omitted because they are not required or because the required information is given in the Consolidated Financial Statements or Notes thereto.


     (a)(3) Exhibits

     The following exhibits are filed as part of this report. Where such filing is made by incorporation by reference to a previously filed statement, such statement is identified.


 EXHIBIT
   NO.           TITLE
--------         -----
   3.1           Restated Articles of Organization of the Company (1)

   3.2           Amended and Restated By-laws of the Company (2)

   4 Specimen certificate for shares of Common Stock, $.01 par value, of the Company (2)

   11            Computation of Earnings Per Share

   13            1996 Annual Report of Brooktrout Technology, Inc.

   21            Subsidiaries of the Company

   23            Independent Auditors' Consent

------------------------

   (1) Filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1992, as filed on March 31, 1993.

   (2) Filed as an exhibit to the Company's Registration Statement on Form S-1 with respect to its initial public offering of Common Stock as initially filed on August 28, 1992 (File No. 33-51424).



     (b) Reports on Form 8-K

     No reports were filed on Form 8-K by the Company during the quarter ended December 31, l996.

INDEPENDENT AUDITORS' REPORT
----------------------------

To the Board of Directors and Stockholders of Brooktrout Technology, Inc.:

We have audited the consolidated financial statements of Brooktrout Technology, Inc. as of December 31, 1996 and 1995, and for each of the three years in the period ended December 31, 1996, and have issued our report thereon dated January 31, 1997; such consolidated financial statements and report are included in your 1996 Annual Report to Stockholders and are incorporated herein by reference. Our audits also included the financial statement schedules of Brooktrout Technology, Inc., listed in Item 14. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.



Deloitte & Touche LLP
Boston, Massachusetts
January 31, 1997

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             BROOKTROUT TECHNOLOGY, INC.


                                             By:  /s/ Eric R. Giler
                                             -----------------------------------
                                                  Eric R. Giler
                                                  President

Date: March 26, 1997


                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

    SIGNATURES                          TITLE                           DATE
    ----------                          -----                           ----

/s/
---------------------------   President and Director (Principal
Eric R. Giler                 Executive Officer)

/s/
---------------------------   Vice President of Finance
Robert C. Leahy               and Operations and Treasurer
                              (Principal Financial and
                              Accounting Officer)

/s/
---------------------------   Vice President and Director
David W. Duehren

/s/
---------------------------   Vice President and Director
Patrick T. Hynes

/s/
---------------------------   Director
Robert G. Barrett

/s/
---------------------------   Director
David L. Chapman

/s/                           Director
---------------------------
W. Brooke Tunstall

                                                                     SCHEDULE IX

                           BROOKTROUT TECHNOLOGY, INC.

                        VALUATION AND QUALIFYING ACCOUNTS
                                 (In Thousands)


                                              BALANCE AT        CHARGED TO                         BALANCE
                                               BEGINNING         COST AND                          AT END
                                                OF YEAR          EXPENSES        DEDUCTIONS        OF YEAR

ALLOWANCE FOR DOUBTFUL ACCOUNTS:
For the year ended December 31, 1994              272              126              (34)             364

For the year ended December 31, 1995              364              157              (72)             449

For the year ended December 31, 1996              449              144              (69)             524


ACCRUED WARRANTY COSTS:
For the year ended December 31, 1994              192              222              (50)             364

For the year ended December 31, 1995              364              251             (278)             337

For the year ended December 31, 1996              337              207              (98)             446