Form 10-Q
period 1997-03-31
BROOKTROUT TECHNOLOGY INC
filed 1997-05-12
CIK 754516

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                             ----------------------

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1997

[ ] TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____


                           Commission File No. 0-20698

                          BROOKTROUT TECHNOLOGY, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                  Massachusetts                       04-2814792
                  -------------                       ----------
                  (State or other                     (I.R.S. employer
                  jurisdiction of                     identification
                  incorporation or                    number)
                  organization)

                    410 First Avenue
                    Needham, Massachusetts                        02194
            ----------------------------------------            ----------
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
Yes  X    No
    -----    -----

      As of May 1, 1997, 10,698,490 shares of Common Stock, $.01 par value per share, were outstanding.

                               Page 1 of 13 pages
                        Exhibit Index Appears on Page 12

                           BROOKTROUT TECHNOLOGY, INC.

                                    FORM 10-Q

                      FOR THE QUARTER ENDED MARCH 31, 1997

                                TABLE OF CONTENTS

                                                                           Page
                                                                           ----

PART I      FINANCIAL INFORMATION

Item 1.     Condensed Consolidated Financial Statements

            Condensed Consolidated Balance Sheets as of
            March 31, 1997 and December 31, 1996                             3

            Condensed Consolidated Statements of Income for
            the Three Months Ended March 31, 1997 and
            March 31, 1996                                                   4

            Condensed Consolidated Statements of Cash Flows
            for the Three Months Ended March 31, 1997
            and March  31, 1996                                              5

            Notes to Condensed Consolidated Financial
            Statements                                                       6

Item 2.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations

            Three Months Ended March 31, 1997 and 1996                       8

            Liquidity and Capital Resources                                  9

PART II     OTHER INFORMATION

Item 1.     Legal Proceedings                                               10

Item 6.     Exhibits                                                        10

            Signatures                                                      11

            Exhibit Index                                                   12

                           BROOKTROUT TECHNOLOGY, INC.
                      Condensed Consolidated Balance Sheets
                        (In thousands, except share data)

                                                              March 31,     December 31,
                                                                1997           1996
                                                                ----           ----
ASSETS
  Current assets:
    Cash and equivalents ...................................  $32,549         $30,738
    Marketable securities ..................................    7,788           8,976
    Accounts receivable (less allowance for doubtful
      accounts of $572 in 1997 and $524 in 1996) ...........    7,613           7,107
    Inventory ..............................................    5,873           5,504
    Other current assets ...................................    1,340           1,625
                                                              -------         -------
          TOTAL CURRENT ASSETS .............................   55,163          53,950
                                                              -------         -------

  Equipment and furniture:
    Computer equipment .....................................    3,144           2,822
    Furniture and office equipment .........................    3,046           2,476
                                                              -------         -------
      Total ................................................    6,190           5,298

      Less accumulated depreciation and amortization .......   (1,681)         (1,438)
                                                              -------         -------

      EQUIPMENT AND FURNITURE - NET ........................    4,509           3,860

  Investment and other assets ..............................      549             556
                                                              -------         -------
          TOTAL ............................................  $60,221         $58,366
                                                              =======         =======

LIABILITIES AND STOCKHOLDERS' EQUITY

  Current liabilities:
    Accounts payable and other accruals ....................  $ 9,026         $ 8,342
    Accrued compensation and commission ....................    1,620           1,996
    Accrued income taxes ...................................      177             204
                                                              -------         -------
      TOTAL CURRENT LIABILITIES ............................   10,823          10,542
                                                              -------         -------

  Deferred rent ............................................      241             232


  Stockholders' equity:
    Common stock, $.01 par value; authorized,
      25,000,000 shares; issued and outstanding
      10,686,352 shares in 1997 and 10,683,352 in 1996 .....      107             107
    Additional paid-in capital .............................   31,792          31,785
    Unrealized losses on marketable securities .............      (10)             (8)
    Retained earnings ......................................   17,268          15,708
                                                              -------         -------
    STOCKHOLDERS' EQUITY ...................................   49,157          47,592
                                                              -------         -------
    TOTAL ..................................................  $60,221         $58,366
                                                              =======         =======



See notes to condensed consolidated financial statements.

                           BROOKTROUT TECHNOLOGY, INC.
                   Condensed Consolidated Statements of Income
                      (In thousands, except per share data)


                                                     Three Months Ended March 31,
                                                     ---------------------------
                                                         1997            1996
                                                     ----------       ----------
REVENUE ..............................................  $15,070       $11,300

Cost and expenses:
  Cost of product sold ...............................    6,522         5,097
  Research and development ...........................    2,366         1,556
  Selling, general and administrative ................    4,065         2,984
                                                        -------       -------

      Total cost and expenses ........................   12,953         9,637
                                                        -------       -------

INCOME FROM OPERATIONS ...............................    2,117         1,663

Interest income, net .................................      441           263
                                                        -------       -------

Income before income tax provision ...................    2,558         1,926

Income tax provision .................................      998           760
                                                        -------       -------

NET INCOME ...........................................  $ 1,560       $ 1,166
                                                        =======       =======

NET INCOME PER COMMON AND COMMON EQUIVALENT SHARE ....  $  0.14       $  0.11
                                                        =======       =======

Weighted average number of common and
  common equivalent shares outstanding ...............   11,400        10,554
                                                        =======       =======



See notes to condensed consolidated financial statements.

                           BROOKTROUT TECHNOLOGY, INC.
                 Condensed Consolidated Statements of Cash Flows
                                 (In thousands)

                                                                 Three Months Ended
                                                                       March 31,
                                                                -----------------------
                                                                 1997            1996
                                                                -------         -------
CASH FLOWS FROM OPERATING ACTIVITIES:
       Net income ............................................. $ 1,560         $ 1,166

       Adjustments to reconcile net income to cash
          provided by operating activities:
              Depreciation and amortization ...................     243             106
              Amortization of net premium (discount) on
               marketable securities ..........................     (20)              9

              Increase (decrease) in cash from:
                   Accounts receivable ........................    (506)            421
                   Inventory ..................................    (369)           (468)
                   Other current assets .......................     285            (146)
                   Accounts payable and accrued expenses ......     290             770
                                                                -------         -------
                         Cash provided by
                           operating activities ...............   1,483           1,858
                                                                -------         -------

CASH FLOWS FROM INVESTING ACTIVITIES:
       Expenditures for equipment and furniture ...............    (885)         (1,803)
       Purchases of marketable securities .....................    (804)           (296)
       Maturities and sales of marketable securities ..........   2,010             591
                                                                -------         -------
                         Cash provided by
                           investing activities ...............     321          (1,508)
                                                                -------         -------


CASH FLOWS FROM FINANCING ACTIVITIES:
       Proceeds from the sale of common  stock ................       7             232

       Distributions to stockholders ..........................      --             (12)
       Repayment of long-term debt ............................      --              (6)
                                                                -------         -------
                         Cash provided by
                           financing activities ...............       7             214
                                                                -------         -------

INCREASE IN CASH AND EQUIVALENTS ..............................   1,811             564

CASH AND EQUIVALENTS, BEGINNING OF PERIOD .....................  30,738          14,230
                                                                -------         -------

CASH AND EQUIVALENTS, END OF PERIOD ........................... $32,549         $14,794
                                                                =======         =======






See notes to condensed consolidated financial statements.

BROOKTROUT TECHNOLOGY, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

1.   Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles and should be read in conjunction with the audited consolidated financial statements incorporated by reference in or included in the Company's 1996 Annual Reports on Form 10K and to the audited supplemental consolidated financial statements included in the Company's registration statement on Form S-3 dated August 6, 1996.

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

2.   Net income per share

     Net income per common and per common equivalent share are computed using the weighted average number of common and dilutive common equivalent shares outstanding during the period, using the provisions of Accounting Principles Board Opinion No. 15, "Earnings per Share." Dilutive common equivalent shares represent shares issuable upon exercise of stock options, calculated using the treasury stock method.

     In March 1997, the Financial Accounting Standards Board released Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share," which the Company will adopt in the fourth quarter of 1997. Had SFAS No. 128 been effective for the quarters ended March 31, 1997 and 1996, reported earnings per share on a pro forma basis would have been as follows:


                                                      Three Months Ended
                                                           March 31,
                                                     -------------------
                                                     1997           1996
                                                     -----         -----
       Basic.......................................  $0.15         $0.12
       Diluted.....................................   0.14          0.11


3.   Inventory

     Inventory is carried at the lower of cost (first-in, first-out basis) or market and consisted of the following:

                                               March 31,     December 31,
                                                 1997           1996
                                                 ----           ----
          Raw  materials ..................  $3,858,000       $3,740,000
          Work in  process ................   1,059,000        1,104,000
          Finished  goods .................     956,000          660,000
                                             ----------       ----------
               Total ......................  $5,873,000       $5,504,000
                                             ==========       ==========


4.   Major Customers

     One customer accounted for approximately 35% and 26% of net revenue for the three months ended March 31, 1997 and 1996, respectively.

5.   Marketable Securities

     Marketable securities consist mainly of U.S. government securities purchased with remaining maturities in excess of three months.

     The amortized cost of these securities at March 31, 1997 was $7,799,000. Net unrealized holding losses of $10,500 were comprised of unrealized gains of $2,100 and unrealized losses of $12,600 at March 31, 1997.

6.   Income Taxes

     A reconciliation of the statutory federal rate to the effective rate is as follows:

                                                 Three Months Ended
                                                     March 31,
                                                    ---------

                                                 1997          1996
                                                 ----          ----
        Statutory tax rate .....................  35%           35%
        State taxes, net of federal benefit ....   4             4
                                                  ---           ---
        Effective tax rate .....................  39%           39%
                                                  ===           ===



7.   International Sales

     International sales, principally exported from the United States, accounted for approximately 20% and 18% of revenue for the three months ended March 31, 1997 and 1996, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.



RESULTS OF OPERATIONS


Three Months Ended March 31, 1997 and 1996

      Revenue during the three months ended March 31, 1997 increased by approximately 33% to $15,070,000, up from $11,300,000 during the three months ended March 31, 1996. This growth was primarily attributable to increased shipments of OEM voice systems and TR Series products. The Company's voice mail business for the quarter was bolstered by shipments of a new integrated voice mail system. Increased sales from the TR Series products reflect the growth in the enhanced fax system market segment and the local area network/fax market segment served by the Company.

      Cost of product sold was $6,522,000, or 43% of revenue, during the three months ended March 31, 1997, compared to $5,097,000, or 45% of revenue, for the same period in 1996. Gross profit percentage was approximately 57% and 55% for the three months ended March 31, 1997 and 1996, respectively. The increase in gross profit percentage is the result of cost reduction efforts on the TR Series products partially offset by price decreases on OEM voice systems.

      Research and development expense was $2,366,000, or 16% of revenue, compared with $1,556,000, or 14% of revenue, for the three months ended March 31, 1997 and 1996, respectively. The increase reflects the Company's continuing development efforts for its TR Series product family and computer telephony development tools, as well as fax and OEM systems development. The Company intends to continue to commit significant resources to product development and expects that research and development expenditures will be approximately 15% of revenue for the foreseeable future.

      Selling, general and administrative expense was $4,065,000 during the three months ended March 31, 1997, compared with $2,984,000 during the same period in 1996. This higher expense level resulted from increased staffing, promotional activities and travel expenses. As a percentage of revenue, selling, general and administrative expense for the first quarter of 1997 was 27% of revenue, compared with 26% for the first quarter of 1996.

      For the three months ended March 31, 1997, interest and other income was $441,000, compared with $263,000 for the same period in 1996.

      The Company's effective tax rate, adjusted for significant permanent or other differences occurring within a quarter, was 39% in 1997 and 1996, based on the Company's estimated effective tax rate for the full year.

Liquidity and Capital Resources

      For the three months ended March 31, 1997, the Company funded its operations principally through operating revenue. In July 1996, the Company renewed its working capital line of credit. Under the renewed line of credit, the Company may borrow up to $7,500,000 on an unsecured basis, all of which may be used for issuance of letters of credit, subject to compliance with certain covenants. The line of credit will expire in July 1997 and at that time any outstanding balances would be payable in full. Any amounts borrowed under the line would be subject to interest at the bank's prime rate. At March 31, 1997 there were no commitments outstanding on letters of credit; no borrowings have been made during any period presented.

      The Company's working capital increased from $43.4 million at December 31, 1996 to $44.3 million at March 31, 1997. The increase was attributable, in part, to higher cash balances and investments, accounts receivable and inventory balances combined with lower accrued compensation and commission balances. These increases were partially offset by higher accounts payable, customer deposits and accrued warranty cost balances together with lower prepaid expense balances. The Company's aggregate cash, cash equivalents and marketable securities position increased as a result of cash flows from operations, maturities of marketable securities, increases in accounts payable and accrued expenses and decreases in prepaid expenses. The increase in cash was offset by purchases of marketable securities, equipment, furniture and inventory and an increase in accounts receivable.

      During the first three months of 1997, the Company invested approximately $885,000 in capital equipment. The Company currently has no material commitments for additional capital expenditures.

      The Company anticipates that cash flows from operations, together with current cash and marketable securities balances and funds available under the Company's line of credit, will be sufficient to meet the Company's working capital and capital equipment expenditure requirements for the foreseeable future.

Recent Accounting Pronouncements

      In March 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share," which will be effective during the fourth quarter of 1997. SFAS No. 128 will require the Company to restate all previously reported earnings per share information to conform with the new pronouncement's requirements.

Part II. OTHER INFORMATION

Item 1.  Legal Proceedings

         None

Items 2. through 5.

         None

Item 6.  Exhibits

         (a) Exhibits

                11. Computation of earnings per share

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                           BROOKTROUT TECHNOLOGY, INC.


Date: May 12, 1997             By:
                                  -----------------------------------------
                                  Eric R. Giler
                                  President
                                  (Principal Executive Officer)


Date: May 12, 1997             By:
                                   ---------------------------------------
                                   Robert C. Leahy
                                   Vice President of Finance and
                                   Operations and Treasurer
                                   (Principal Financial and Accounting Officer)

                                  EXHIBIT INDEX


                                                            Sequentially
Exhibit Number          Exhibit                             Numbered Page

      11                Computation of Earnings
                        Per Share

                        -For the three months ended               13
                        March 31, 1997 and 1996