Form 10-Q
period 1997-06-30
BROOKTROUT TECHNOLOGY INC
filed 1997-08-12
CIK 754516

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                             -----------------------

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1997

[ ]      TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

                           Commission File No. 0-20698

                          BROOKTROUT TECHNOLOGY, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

              Massachusetts                        04-2814792
              ----------------                     ----------------
              (State or other                      (I.R.S. employer
              jurisdiction of                      identification
              incorporation or                     number)
              organization)

                410 First Avenue
             Needham, Massachusetts                      02194
    ----------------------------------------          ----------
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

         As of August 1, 1997, 10,709,101 shares of Common Stock, $.01 par value per share, were outstanding.



                               Page 1 of 17 pages
                        Exhibit Index Appears on Page 15

                           BROOKTROUT TECHNOLOGY, INC.

                                    FORM 10-Q

                       FOR THE QUARTER ENDED JUNE 30, 1997

                                TABLE OF CONTENTS

                                                                          Page
                                                                          ----

PART I   FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements

         Condensed Consolidated Balance Sheets as of
         June 30, 1997 and December 31, 1996                                3

         Condensed Consolidated Statements of Income for
         the Three Months Ended June 30, 1997 and
         June 30, 1996, and the Six Months Ended
         June 30, 1997 and June 30, 1996                                    4

         Condensed Consolidated Statements of Cash Flows
         for the Six Months Ended June 30, 1997
         and June 30, 1996                                                  5

         Notes to Condensed Consolidated Financial
         Statements                                                         6

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

         Three Months Ended June 30, 1997 and 1996                         10

         Six Months Ended June 30, 1997 and 1996                           11

         Liquidity and Capital Resources                                   12

PART II  OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders               13

Item 6.  Exhibits                                                          13

         Signatures                                                        14

         Exhibit Index                                                     15

                           BROOKTROUT TECHNOLOGY, INC.

                                  Unaudited Condensed Consolidated Balance Sheets
                                         (In thousands, except share data)

                                                                            June 30,            December 31,
                                                                              1997                  1996
                                                                            --------            ------------
ASSETS

  Current assets:
    Cash and equivalents ...........................................        $20,865               $30,738
    Marketable securities ..........................................          8,309                 8,976
    Accounts receivable (less allowance for doubtful
      accounts of $1,100 in 1997 and $524 in 1996) .................         11,162                 7,107
    Inventory ......................................................          8,511                 5,504
    Other current assets ...........................................          3,020                 1,625
                                                                            -------               -------
      TOTAL CURRENT ASSETS .........................................         51,867                53,950
                                                                            -------               -------

  Equipment and furniture:
    Computer equipment .............................................          4,234                 2,822
    Furniture and office equipment .................................          4,206                 2,476
                                                                            -------               -------
      Total ........................................................          8,440                 5,298
      Less accumulated depreciation and amortization ...............         (1,972)               (1,438)
                                                                            -------               -------

      EQUIPMENT AND FURNITURE - NET ................................          6,468                 3,860

  Investment and other assets ......................................          2,496                   556
                                                                            -------               -------

         TOTAL .....................................................        $60,831               $58,366
                                                                            =======               =======

LIABILITIES AND STOCKHOLDERS' EQUITY

  Current liabilities:
    Accounts payable and other accruals ............................        $10,996               $ 8,342
    Accrued compensation and commission ............................          1,847                 1,996
    Accrued income taxes ...........................................             --                   204
                                                                            -------               -------
      TOTAL CURRENT LIABILITIES ....................................         12,843                10,542
                                                                            -------               -------

  Deferred rent ....................................................            231                   232
  Long term liabilities ............................................             --                    --

  Stockholders' equity:
    Common stock, $.01 par value; authorized, 25,000,000
      shares; issued and outstanding 10,707,470 shares in
      1997 and 10,683,352 in 1996 ..................................            107                   107
    Additional paid-in capital .....................................         31,848                31,785
    Unrealized gains (losses) on marketable securities .............              9                    (8)
    Retained earnings ..............................................         15,793                15,708
                                                                            -------               -------

    STOCKHOLDERS' EQUITY ...........................................         47,757                47,592
                                                                            -------               -------

    TOTAL ..........................................................        $60,831               $58,366
                                                                            =======               =======


See notes to condensed consolidated financial statements.

                           BROOKTROUT TECHNOLOGY, INC.

                               Unaudited Condensed Consolidated Statements of Income
                                       (In thousands, except per share data)


                                                                       Three Months Ended                  Six Months Ended
                                                                             June 30,                           June 30,
                                                                      1997              1996             1997              1996
                                                                    -------           -------          -------           -------

REVENUE ..................................................          $14,725           $13,445          $29,795           $24,745

Cost and expenses:
  Cost of product sold ...................................            6,543             5,708           13,065            10,805
  Research and development ...............................            2,924             1,692            5,290             3,248
  Selling, general and administrative ....................            4,448             3,254            8,513             6,238
  Acquired research and development ......................            3,746                --            3,746                --
  Acquisition related costs ..............................               --             1,236               --             1,236
                                                                    -------           -------          -------           -------

      Total cost and expenses ............................           17,661            11,890           30,614            21,527
                                                                    -------           -------          -------           -------

INCOME (LOSS) FROM OPERATIONS ............................           (2,936)            1,555             (819)            3,218

Interest income, net .....................................              481               246              922               509
                                                                    -------           -------          -------           -------

Income (loss) before income tax provision ................           (2,455)            1,801              103             3,727

Income tax provision (benefit) ...........................             (980)            1,107               18             1,867
                                                                    -------           -------          -------           -------

NET INCOME (LOSS) ........................................          $(1,475)          $   694          $    85           $ 1,860
                                                                    =======           =======          =======           =======


NET INCOME (LOSS) PER COMMON AND COMMON
  EQUIVALENT SHARE .......................................          $ (0.13)          $  0.07          $  0.01           $  0.18
                                                                    =======           =======          =======           =======

Weighted average number of common and
  common equivalent shares outstanding ...................           11,252            10,362           11,326            10,458
                                                                    =======           =======          =======           =======


See notes to condensed consolidated financial statements.

                           BROOKTROUT TECHNOLOGY, INC.
            Unaudited Condensed Consolidated Statements of Cash Flows
                                 (In thousands)

                                                                          Six Months Ended
                                                                             June 30,
                                                                        --------------------
                                                                          1997        1996
                                                                        --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:
          Net income ................................................   $     85    $  1,860
          Adjustments to reconcile net income to cash
              provided by operating activities:
                   Deferred income taxes ............................     (1,848)       (174)
                   Depreciation and amortization ....................        534         214
                   Acquired research and development ................      3,746          --
                   Amortization of net premium (discount) on
                    marketable securities ...........................        (22)         18
                   Increase (decrease) in cash, excluding the effects
                       of an acquisition, from:
                            Accounts receivable .....................       (275)         19
                            Inventory ...............................        446      (1,958)
                            Other current assets ....................       (959)          5
                            Accounts payable and accrued expenses ...       (528)      3,906
                                                                        --------    --------
                                    Cash provided by
                                      operating activities ..........      1,179       3,890
                                                                        --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES:
          Expenditures for equipment and furniture ..................     (1,279)     (2,145)
          Acquisition of Netaccess (net of cash acquired) ...........    (10,542)         --
          Purchases of marketable securities ........................     (1,804)     (1,801)
          Maturities and sales of marketable securities .............      2,510       2,386
                                                                        --------    --------

                                    Cash provided by (used in)
                                      investing activities ..........    (11,115)     (1,560)
                                                                        --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES:
          Proceeds from the sale of common stock ....................         63         141
          Distributions to stockholders .............................         --         (12)
          Repayment of long-term debt ...............................         --          (6)
                                                                        --------    --------

                                    Cash provided by
                                      financing activities ..........         63         123
                                                                        --------    --------

INCREASE (DECREASE) IN CASH AND EQUIVALENTS .........................     (9,873)      2,453
CASH AND EQUIVALENTS, BEGINNING OF PERIOD ...........................     30,738      14,230
                                                                        --------    --------

CASH AND EQUIVALENTS, END OF PERIOD .................................   $ 20,865    $ 16,683
                                                                        ========    ========


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

2.       Business Combination

         On June 30, 1997, the Company acquired the assets of Netaccess, Inc., a worldwide supplier of Primary Rate ISDN network interface products and multiport modem products for open, standards-based remote access and computer telephony systems. The purchase price was $11 million, paid in cash, and the Company agreed to acquire all of the assets and to assume certain liabilities aggregating $2 million.

         The acquisition has been accounted for as a purchase, and accordingly, the purchase price has been allocated, on a preliminary basis, to the assets and other items acquired based upon their fair values. The allocation reflected in these financial statements is preliminary and may change upon completion of independent appraisals and other matters.

         Based upon preliminary appraisals, the Company has recorded a charge of $3.7 million ($2.3 million, net of tax benefits) representing the estimated value of Netaccess' research and development efforts in process. Such efforts had not yet reached technological feasibility and did not possess alternative uses. Costs to complete the effort on these products is estimated to be $4.4 million, which will be expensed in the normal course of the Company's ongoing product development program.

         Because the acquisition closed at the end of the quarter, no revenues and expenses of Netaccess, other than the charge for research and development in-process discussed above, are reflected in the consolidated financial statements. Had Netaccess been included in the Company's consolidated financials for the entire period covered by this report, consolidated revenues, net income (excluding the charge for research and development in-process) and earnings
(loss) per share would have been:

                                            1997                           1996
                                            ----                           ----

                                  3 Months        6 Months        3 Months       6 Months
                                 Ended 6/30      Ended 6/30      Ended 6/30     Ended 6/30
                                 ----------      ----------      ----------     ----------
Revenue .....................   $ 17,827,000    $ 36,842,000     $21,682,000    $35,142,000
Net income (loss) ...........   $ (2,294,000)   $ (1,101,000)    $ 1,694,000    $ 3,427,000
Net income (loss) per share..   $      (0.20)   $      (0.10)    $      0.16    $      0.33




3.       Net income per share

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

         In March 1997, the Financial Accounting Standards Board released Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share," which the Company will adopt in the fourth quarter of 1997. Had SFAS No. 128 been effective for the three months ended June 30, 1997 and 1996, and for the six months ended June 30, 1997 and 1996, reported earnings (loss) per share on a pro forma basis would have been as follows:

                                             Three Months Ended   Six Months Ended
                                                  June 30,             June 30,
                                               1997      1996       1997     1996
                                               ----      ----       ----     ----
Basic...................................      $(0.14)    $0.07      $0.01    $0.20

Diluted.................................      $(0.14)    $0.07      $0.01    $0.18

4.       Inventory

         Inventory is carried at the lower of cost (first-in, first-out basis) or market and consisted of the following:

                                                  June 30,            December 31,
                                                    1997                 1996
                                                    ----                 ----
Raw materials ........................           $3,792,000           $3,740,000
Work in process ......................            2,116,000            1,104,000
Finished goods .......................            2,603,000              660,000
                                                 ----------           ----------
  Total ..............................           $8,511,000           $5,504,000
                                                 ==========           ==========


5.       Major Customers

         One customer accounted for approximately 32% and 28% of net revenue for the three months ended June 30, 1997 and 1996, respectively, and 33% and 27% for the six months ended June 30, 1997 and 1996, respectively.

6.       Marketable Securities

         Marketable securities consist mainly of U.S. government securities purchased with remaining maturities in excess of three months.

         The amortized cost of these securities at June 30, 1997 was $8,299,000. Net unrealized holding gains were $9,300 at June 30, 1997.

7.       Income Taxes

         A reconciliation of the statutory federal rate to the effective rate is as follows:

                                        Three Months Ended      Six Months Ended
                                              June 30,              June 30,
                                          1997       1996       1997        1996
                                          ----       ----       ----        ----
Statutory tax rate                         34%        34%        34%         34%
State taxes, net of
     federal benefit                        6          6          5           6
TSI acquisition costs and
     income                                --         22         --          10
Other                                      --         --        (22)         --
                                          ---        ---        ---         ---

Effective tax rate                         40%        62%        17%         50%
                                          ===        ===        ===         ===

8.       International Sales

         International sales, principally exported from the United States, accounted for approximately 21% and 20% of revenue for the three months ended June 30, 1997 and 1996, respectively, and 21% and 19% for the six months ended June 30, 1997 and 1996, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.



RESULTS OF OPERATIONS


Three Months Ended June 30, 1997 and 1996

         Revenue during the three months ended June 30, 1997 increased by approximately 10% to $14,725,000, up from $13,445,000 during the three months ended June 30, 1996. This growth was primarily attributable to increased shipments of OEM voice systems and TR Series products. The Company's voice mail business for the quarter was bolstered by shipments of a new integrated voice mail system. Increased sales from the TR Series products reflect the growth in the local area network/fax market segment served by the Company.

         Cost of product sold was $6,543,000, or 44% of revenue, during the three months ended June 30, 1997, compared to $5,708,000, or 42% of revenue, for the same period in 1996. Gross profit percentage was approximately 56% and 58% for the three months ended June 30, 1997 and 1996, respectively. The decrease in gross profit percentage is the result of price decreases on OEM voice systems.

         Research and development expense was $2,924,000, or 20% of revenue, compared with $1,692,000, or 13% of revenue, for the three months ended June 30, 1997 and 1996, respectively. The increase reflects the Company's continuing development efforts for its TR Series product family, computer telephony development tools, Boston Architecture and Brooktrout Interspeed, as well as fax and OEM systems development. The Company intends to continue to commit significant resources to product development.

         Selling, general and administrative expense was $4,448,000 during the three months ended June 30, 1997, compared with $3,254,000 during the same period in 1996. This higher expense level resulted from increased staffing, promotional activities and education and seminar expenses. As a percentage of revenue, selling, general and administrative expense for the second quarter of 1997 was 30% of revenue, compared with 24% for the second quarter of 1996.

         On June 30, 1997, the Company acquired the assets of Netaccess, Inc., a worldwide supplier of Primary Rate ISDN network interface products and multiport modem products for open, standards-based remote access and computer telephony systems. The purchase price was $11 million, paid in cash, and the Company also agreed to acquire all of the assets and to assume certain liabilities aggregating $2 million. Based upon preliminary appraisals, the Company has recorded a charge of $3.7 million ($2.3 million, net of tax benefits) representing the estimated value of Netaccess' research and development efforts in-process.

         For the three months ended June 30, 1997, interest and other income was $480,000, compared with $246,000 for the same period in 1996.

         The Company's effective tax rate was 40% in 1997 and 62% in 1996, based on the Company's estimated effective tax rate for the full year.


Six Months Ended June 30, 1997 and 1996

         Revenue during the six months ended June 30, 1997 increased by approximately 20% to $29,795,000, up from $24,745,000 during the six months ended June 30, 1996. This growth was primarily attributable to increased shipments of OEM voice systems and TR Series products.

         Cost of product sold was $13,065,000, or 44% of revenue, during the six months ended June 30, 1997, compared to $10,805,000, or 44% of revenue, for the same period in 1996. Gross profit percentage was approximately 56% for the six months ended June 30, 1997 and 1996, respectively.

         Research and development expense was $5,290,000, or 18% of revenue, compared with $3,248,000, or 13% of revenue, for the six months ended June 30, 1997 and 1996, respectively. The increase reflects the Company's continuing development efforts for its TR Series product family, computer telephony development tools, Boston Architecture and Brooktrout Interspeed, as well as fax and OEM systems development.

         Selling, general and administrative expense was $8,513,000 during the six months ended June 30, 1997, compared with $6,238,000 during the same period in 1996. This higher expense level resulted from increased staffing, promotional activities and education and seminar expenses. As a percentage of revenue, selling, general and administrative expense for the first six months of 1997 was 29% of revenue, compared with 25% for the first six months of 1996.

         For the six months ended June 30, 1997, interest and other income was $922,000, compared with $509,000 for the same period in 1996.

         The Company's effective tax rate, adjusted for significant permanent or other differences , was 17% and 50% for the six months ended June 30, 1997 and1996, respectively. The relatively low tax rate for the six months ended June 30, 1997 is primarily due to the nominal amount of pre-tax income reported. As a result, small changes in tax provisions or benefits booked have an unusually large effect on the tax rate. For the full year 1997, the Company expects the effective tax rate to approximate 39%.

Liquidity and Capital Resources

         For the six months ended June 30, 1997, the Company funded its operations principally through operating revenue. In August 1997, the Company renewed its working capital line of credit. Under the renewed line of credit, the Company may borrow up to $10,000,000 on an unsecured basis, all of which may be used for issuance of letters of credit, subject to compliance with certain covenants. The line of credit will expire in July 1998 and at that time any outstanding balances would be payable in full. Any amounts borrowed under the line would be subject to interest at the bank's prime rate. At June 30, 1997 there were no commitments outstanding on letters of credit; no borrowings have been made during any period presented.

         The Company's working capital decreased from $43.4 million at December 31, 1996 to $39.0 million at June 30, 1997. The decrease in working capital was caused by the payment of $10.9 million in cash to acquire the assets of Netaccess at the end of the quarter. This decrease was offset , in part, by an increase in working capital of approximately $4.8 million, representing the working capital of Netaccess acquired by the Company. Other increases in working capital represented increases in cash, receivables and inventory consistent with the positive cash flow from operations and the growth in the business experienced during the six months ended June 30, 1997.

         During the first six months of 1997, the Company invested approximately $1.3 million in capital equipment. The Company currently has no material commitments for additional capital expenditures.

         The Company anticipates that cash flows from operations, together with current cash and marketable securities balances and funds available under the Company's line of credit, will be sufficient to meet the Company's working capital and capital equipment expenditure requirements for the foreseeable future.

Recent Accounting Pronouncements

         In March 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share," which will be effective during the fourth quarter of 1997. SFAS No. 128 will require the Company to restate all previously reported earnings per share information to conform with the new pronouncement's requirements.

         In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income," and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." These statements will be effective for 1998. SFAS No. 130 provides new standards for reporting items considered to be "comprehensive income." Currently the only item reflected in the Company's financial statements which meet the criteria are the unrealized gains or losses on marketable securities recorded as a component of equity; SFAS No. 130 would not affect this classification, but would require a more prominent display of changes in this item. SFAS No. 131 establishes standards for reporting information about operating segments of the Company. Neither of these pronouncements would have an impact on reported net income or on the financial position of the Company.

Part II. OTHER INFORMATION

Items 1 through 3.

         None

Item 4            Submission of Matters to a Vote of Security Holders

         On May 15, 1997, the Company held its 1997 Annual Meeting of Stockholders (the "Annual Meeting"). At the Annual Meeting, stockholders of the Company were asked to consider proposals (the "Proposals") (i) to elect Patrick
T. Hynes and W. Brooke Tunstall as Class II Directors of the Company to serve until the 2000 Annual Meeting of Stockholders and until their respective successors are duly elected and qualified, and (ii) to consider and act upon a proposal to ratify and approve the selection of Deloitte & Touche LLP as the Company's independent auditors for the fiscal year ending December 31, 1997.

         With regard to the election of Directors, Patrick T. Hynes and W. Brooke Tunstall were nominated to serve as Class II Directors of the Company until the 2000 annual meeting; the other Directors of the Company whose terms of office as directors continued after the Annual Meeting are as follows: David L. Chapman (Class I Director), David W. Duehren (Class I Director), Eric R. Giler (Class III Director) and Robert G. Barrett (Class III Director).

         With respect to the Proposals, the stockholders of the Company voted at the Annual Meeting as hereinafter described. By a vote of 9,058,225 votes of Common Stock in favor of Patrick T. Hynes and 9,048,699 votes of Common Stock in favor of W. Brooke Tunstall, in excess of a majority of the eligible votes, with 90,693 votes and 100,219 votes against each of Messrs. Hynes and Tunstall, respectively, each of Patrick T. Hynes and W. Brooke Tunstall was elected as a Class I Director of the Company.

         The stockholders of the Company ratified and approved the selection of Deloitte & Touche LLP as the Company's independent auditors for the current fiscal year by a vote of 9,093,140 votes in favor, in excess of a majority of eligible votes, with 42,841 votes against and 12,937 votes abstaining.

Item 5.

         None

Item 6.  Exhibits

         (a) Exhibits

                  11. Computation of earnings per share

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  BROOKTROUT TECHNOLOGY, INC.


Date: August 12, 1997             By:__________________________________
                                     Eric R. Giler
                                     President
                                     (Principal Executive Officer)


Date: August 12, 1997             By:__________________________________
                                     Robert C. Leahy
                                     Vice President of Finance and
                                     Operations and Treasurer
                                     (Principal Financial and
                                     Accounting Officer)

                                 EXHIBIT INDEX

                                                         Sequentially
Exhibit Number        Exhibit                            Numbered Page
                      Computation of Earnings
                      Per Share

   11(a)              -For the three months ended              16
                      June 30, 1997 and 1996

   11(b)              -For the six months ended                17
                      June 30, 1997 and 1996