Form 10-K405
period 1997-12-31
BROOKTROUT TECHNOLOGY INC
filed 1998-03-30
CIK 754516

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-K

(Mark one)
        [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                   For the fiscal year ended December 31, 1997

        [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]


                     For the transition period from __ to__.

                           Commission File No. 0-20698

                           BROOKTROUT TECHNOLOGY, INC.
             (Exact name of registrant as specified in its charter)

              MASSACHUSETTS                                 04-2184792
         (State or other jurisdiction of                  (I.R.S.  Employer
         incorporation or organization)                   Identification No.)

                 410 FIRST AVENUE, NEEDHAM, MASSACHUSETTS 02194
               (Address of principal executive offices)(Zip Code)

       Registrant's telephone number, including area code: (781) 449-4100

        Securities registered pursuant to Section 12(b) of the Act: None

                                                 NAME OF EXCHANGE
                  TITLE OF EACH CLASS           ON WHICH REGISTERED
                       ---------                    ----------


    Securities registered pursuant to Section 12(g) of the Act: Common Stock
                                                             (Title of Class)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes X   No

        Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

        As of March 20, 1998, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $164 million, based on the closing price on such date of the Company's Common Stock on the Nasdaq National Market ("Nasdaq").

        As of March 20, 1998, 10,753,834 shares of Common Stock, $.01 par value per share, were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

        Portions of (i) the Company's Annual Report for the fiscal year ended December 31, 1997 are incorporated into Part II of this Form 10-K and (ii) the Company's Proxy Statement relating to the 1998 Annual Meeting of Shareholders of the Company are incorporated into Part III of this Form 10-K.

        "TR114", "Universal Port", "QuadraFax", "Show N Tel", "BTStack323", "PowerBlock" and "IP/FaxRouter" are trademarks of Brooktrout Technology, Inc. "TR Series" and "TruFax" are registered trademarks of Brooktrout Technology, Inc. "MVIP" is a trademark of Natural MicroSystems, Inc. "Touch-Tone" is a registered trademark and "UNIX"is a trademark of AT&T. "Merlin" is a registered trademark and "Legend", "Merlin Legend", "Merlin Mail", "Merlin Multi-Lingual Version" and "Partner Mail" are trademarks of Lucent Technologies, Inc. ("Lucent".) "Microsoft" and "MS-DOS" are registered trademarks and "Microsoft Windows Sound System" and "Windows NT" are trademarks of Microsoft Corporation. "OS/2" is a registered trademark of International Business Machines Corp. "UnixWare" is a trademark of Univel. "QNX" is trademark of QNX, Inc. "Netaccess" and "Instant ISDN" are trademarks of Netaccess, Inc. "Instant RAS" is a registered trademark of Netaccess, Inc.

                                     PART I

BUSINESS

        Brooktrout Technology, Inc. ("Brooktrout" or the "Company") is a Massachusetts corporation founded in 1984 to design, manufacture and market computer hardware and software for use in electronic messaging applications in telecommunications and networking environments. Brooktrout is a supplier of advanced software and hardware products for system vendors and service providers in the electronic messaging market. The Company's products enable its customers to deliver a wide range of solutions for the integration and management of image
(fax), voice and data communications in telecommunications and networking environments. The Company sells its products primarily to service providers, original equipment manufacturers ("OEMs") and value added resellers ("VARs") both domestically and internationally through a direct sales force. The Company has direct sales offices in California, Illinois, Maryland, New Hampshire and Massachusetts and has established sales and support offices in Belgium, England and Singapore. The Company's international sales efforts, principally exports from the United States, are initiated from corporate headquarters in the United States and internationally located sales and support offices. In addition to direct international sales, significant additional revenue is derived from international sales by Brooktrout's customers of systems which incorporate Brooktrout's products.

        On April 1, 1993, the Company acquired all of the assets of DAFcom Corporation ("DAFcom"), a producer of fax routing products for private data networks. DAFcom, based in Dallas, Texas, is now operating as a wholly owned subsidiary of the Company under the name "Brooktrout Networks Group, Inc."

        On May 29, l996, the Company acquired Technically Speaking, Inc. ("TSI"), a supplier of graphical, object-oriented software application development tools for the electronic messaging market. TSI is now operating as a division of the Company.

        On June 30, 1997, the Company acquired the assets and assumed certain liabilities of Netaccess, Inc. (Netaccess), a worldwide supplier of Primary Rate and Basic Rate ISDN network interface products and multiport modem products for standards-based, open remote access and computer telephony systems. Netaccess is now operating as a wholly-owned subsidiary of the Company.

        During 1997, the Company formed Interspeed, Inc., a new subsidiary that will focus exclusively on high-speed network access in the data communications segment.


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

        In June 1997, the Company added multi-channel Primary Rate ISDN, multi-channel Basic Rate ISDN, and multiport modem products by acquiring Netaccess, Inc. These products provide data communications and networking capabilities for remote access applications and for integration into computer telephony systems.

        In June 1997, the Company introduced the Brooktrout Open System Telephony architecture (BOSTON), a next generation Universal Port software architecture for electronic messaging applications. BOSTON will enable the Company to provide (i) a comprehensive universal port development environment for electronic messaging applications, (ii) development tools that have the potential to reduce the time and cost of maintaining application software, and
(iii) cost-effective DSP resource boards for a wide variety of applications and system configurations.

        In September 1997, the Company announced that it would add to its TR Series product line new software and hardware products for real-time transmission of voice and fax over packet data networks using the Internet Protocol (IP). These products include DSP resource boards, firmware, communication protocol "stacks" and enhancements to the TR Series API, all of which will be integrated into the BOSTON architecture.

        The Company has six major product lines, all of which serve the electronic messaging market: fax and voice processing boards, IP telephony boards, network interface boards, application development tools, fax systems, and OEM systems. The following table describes Brooktrout's principal products and the markets which they serve:


                 Products                       Description                      Target Customers
                 --------                       -----------                      ----------------
Fax & Voice Processing Boards

TR114 Series Universal Port Fax &          Multichannel boards with            Service providers, OEMs
Voice boards                               advanced fax and voice              and VARs implementing
                                           processing capabilities             medium to high density
                                           available with 2, 4, 8,12 or 16     fax and voice systems
                                           channels/board

TruFax Series Fax boards                   Two channel fax boards with         OEMs and VARs
                                           general purpose features            implementing low
                                                                               density, general purpose
                                                                               fax systems

IP/Telephony Boards

TR2000 Series boards                       Multichannel boards that            Service providers and
                                           support real-time voice and fax     OEMs implementing
                                           transmission over IP networks       medium and high density
                                                                               "gateways" and other IP
                                                                               telephony systems

Network Interface Boards

PRI/BRI WAN Interface boards               Multi-span ISDN/T1/E1/BRI           OEMs and system
                                           boards for data, voice, video       integrators implementing
                                           applications available in           data networking and
                                           multiple bus types                  computer telephony
                                                                               applications

Instant RAS Open Remote Access             A family of remote access           VARs and system
Server products                            software and hardware for           integrators providing
                                           industry standard platforms         remote access solutions
                                           providing analog and digital        for office and
                                           connectivity                        departmental applications

Application Development Tools

TR Series API                              C-language application              Service providers, OEMs
                                           development software for the        and VARs developing
                                           TR Series and TruFax boards         high performance fax and
                                                                               voice applications with
                                                                               specific custom
                                                                               requirements

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


OEM Systems

Lucent Technologies, Inc.'s                Voice messaging systems             Provided to Lucent on a
MerlinMail and                             designed for Lucent's Merlin        private label basis for sale
PartnerMail systems                        Partner and Merlin Legend           to purchasers of Merlin
                                           telephone switches                  Partner and Merlin
                                                                               Legend telephone
                                                                               systems

Fax, Voice & Data Messaging

        TR114 Series. Introduced in 1992 and periodically enhanced since then, the TR114 Series Universal Port boards are designed for high performance fax and fax and voice messaging systems, such as those used by telecommunications service providers, messaging system vendors and network communication server vendors. The TR114 Series Universal Port boards offer full fax and voice processing on each channel of a single multi-channel board. Advanced fax and voice features, such as file conversions and file transfer protocols, are supported on the TR114 Series. Boards are available in a range of configurations; with two, four, eight, twelve or sixteen channels per board. The TR114 Series boards are designed to be approved by telecommunications regulatory agencies worldwide and have been approved for use in 32 countries including the United States, Japan, England, France and Germany.

        The range of the TR114 Series configurations allows developers flexibility in designing systems from small corporate systems to large telephone company service systems cost effectively. The TR114 Series two and four channel analog boards support loop start, DID, and Basic Rate ISDN telephone service. The TR114 Series boards are designed to be used in ISA and PCI-bus computers which may be used as platforms for smaller systems, and special purpose computers providing expansion slots for up to 20 boards to serve the needs of large service providers. TR114 Series four, eight, twelve and sixteen channel digital boards with interfaces for popular Pulse Code Modulation ("PCM") highways, such as MVIP, SC Bus and PCM Expansion Bus ("PEB"), offer developers options in designing systems for digital network services (such as T1, E1 and ISDN) or with other resources, such as voice recognition, from other vendors.

        TruFax Series. Released in January 1995, the TruFax Series fax boards are fax processing boards designed for small to medium scale, general purpose fax servers and systems. TruFax Series products incorporate many of the functions that contribute to the high reliability of TR114 Series products but do not support many of their advanced fax features, or voice processing. TruFax Series products are lower-priced than TR Series products. The first TruFax Series product, the TruFax 200, is a two channel fax board. At the core of each channel is a fax modem controlled by a microprocessor. The TruFax 200 is available with loop start telephone system interfaces.


IP/Telephony Boards

        TR2000 Series. Announced in September 1997, the TR2000 Series IP/Telephony boards are designed for systems that send voice and fax communications over packet data networks based in the Internet Protocol (IP). These systems are being developed for use by service providers as well as enterprises that will use IP networks, rather than the public switched telephone network, for voice and fax communications. TR2000 Series products offer up to 60 channels of real-time voice and fax processing on each channel of a multichannel board. The boards include integrated interfaces to selected digital telephone networks. In addition, the boards include interfaces to PCM buses to enable system developers to connect to digital network interface boards for connection to networks not supported by the on-board telephone interface.


Network Interface Boards

        Netaccess PRI/BRI ISDN/TI/E1 Interfaces. Originally introduced in 1991 and periodically enhanced since then, the Netaccess ISDN interface boards give OEMs and systems integrators easy to implement digital wide area network interface solutions. When combined with Netaccess' Instant ISDN Software and application interface, customers can develop data networking and computer telephony solutions quickly with certifications in a large number of jurisdictions throughout the world. Boards are available in several bus formats including ISA, VME, and PCI with up to four interfaces per board and include computer telephony interfaces such as MVIP.

        Instant Remote Access Server Products. Introduced originally in 1995 as the Multiport Modem product, the Instant RAS product family provides remote access capability for industry standard platforms, such as Microsoft's Windows NT Server. These products are designed for end users requiring economical access to corporate networks through a variety of connection mechanisms, including analog modem and digital ISDN interfaces. Instant RAS products provide reliable, easy to install and maintain, and low price per port connections for small offices, branch offices, departments of larger corporations, and small Internet Service Providers. These products leverage Netaccess' expertise in developing network interface products for its OEM partners.


Application Development Tools

        TR Series API. The TR Series API, originally introduced in 1991 and periodically enhanced since then, enables developers to quickly develop sophisticated fax and voice applications. It is being enhanced to incorporate support for Netaccess network interface products and real-time voice and fax on IP networks. The API is a complete C language library of fax, voice, tone signaling and call processing function calls. It also includes BTStack323 - an
H.323 protocol stack, time-saving sample applications, utilities and debugging tools. The API is operating-system independent and will support most operating systems, including Windows NT, UNIX, UnixWare, AIX, Solaris, QNX, OS/2, Windows 95 and MS DOS. Applications developed with the API run on all of the Company's TR Series and TruFax Series products that support the features.

        Show N Tel. Show N Tel is a graphical, object-oriented development and prototyping environment for enterprise-wide, client/server voice, fax, and computer telephony applications. It is designed to simplify and reduce the time to develop complex applications. Show N Tel provides a library of over 200 PowerBlocks; graphical icons that represent common operations in computer-telephony applications. Developers create applications by connecting these icons on a drag-and-drop template. In addition to the core voice, fax and computer telephony functions, optional components are available to support functions such as database access, speech recognition, speech synthesis (text-to-speech) and fax document creation. Show N Tel supports Microsoft's Windows NT.


Fax Systems

        IP/FaxRouter. In June l996, Brooktrout introduced the IP/FaxRouter, an Ethernet peripheral which sends facsimile traffic via IP wide area networks including the Internet. The IP/FaxRouter was developed to address the escalating costs associated with facsimile transmission. By routing fax traffic over IP data networks like the Internet, it can reduce or eliminate fax transmission charges normally incurred from the telephone company. In organizations with significant international fax traffic, the IP/FaxRouter can significantly reduce telephone charges by routing faxes over an existing data network. Configuration Network Management System ("CNMS") software and Account Data Management System ("ADMS") software are also available with the IP/FaxRouter for centralized and remote system management as well as tracking account activity in service organizations.


OEM Systems

        Merlin Legend Mail and Partner Mail Since 1990, Brooktrout has been the supplier of the Merlin Mail voice messaging/automated attendant system for the Lucent Merlin small business telephone system. In 1991, the Company introduced a second generation of Merlin Mail designed for Lucent's Merlin Legend system, a new, small business telephone system. In 1992, the Company introduced the Partner Mail voice messaging/automated attendant system for Lucent's Partner small business telephone system. In 1993, the Company introduced the third generation of Merlin Mail: Merlin Mail Multi-Lingual Version which incorporates English, Spanish and French languages in one system and is integrated with Lucent's Merlin Legend system. In 1997, the Company began shipping Merlin Legend Mail which delivers the Merlin Mail application software in a low-cost board integrated into the Merlin Legend system. The Merlin Mail, Partner Mail, Merlin Legend Mail and Merlin Mail Multi-Lingual Version products are based on the voice boards developed and manufactured by the Company.

SALES AND MARKETING

        The Company markets its products primarily to service providers, OEMs and VARs. The TR Series, TruFax Series, Show N Tel and IP/Fax Router products provide fax and voice processing, computer telephony or fax routing functionality for systems sold by these customers. Network interface boards provide analog and digital connectivity for data, voice and video applications in multiple bus types. The Company's OEM systems encompassing a complete solution are sold to Lucent as part of that customer's products sold to end users.

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

        Making sales to both of these types of customers can be a complex and time-consuming process which is often focused on technical requirements. To serve these customers in North America, the Company sells its products through a direct sales force located in Massachusetts, California, Connecticut, Illinois, Maryland and New Hampshire.

VARs

        VARs typically purchase the Company's products for resale to an end-user customer together with application software purchased from an ISV. The Company has established a network of resellers, including many who are designated Brooktrout Authorized Resellers. The Company employs direct sales people and manufacturers' representatives to recruit, train and assist VARs. The Company also uses two tier distribution for some of its network interface and multiport modem products, utilizing national distributors who then sell to VARs.

International

        The Company sells its products to service providers, OEMs and VARs internationally through a direct sales force organized by region. The Company has established sales offices in Belgium, England and Singapore.

        The Company's international sales efforts are initiated from corporate headquarters in the United States and internationally located sales and support offices. International sales, principally exports from the United States, accounted for approximately $13.4 million or 19% of revenue for the year ended December 31, 1997, $10.6 million or 18% of revenue for the year ended December 31, 1996 and $4.3 million or 11% of revenue for the year ended December 31, 1995. In addition to direct international sales, significant additional revenue is derived from international sales by Brooktrout's customers of systems which incorporate Brooktrout's products.

        Most countries require technical approvals from their telecommunications regulatory agencies for products which operate in conjunction with the telephone system. Obtaining these approvals is generally a prerequisite for sales in a given jurisdiction. Obtaining requisite approvals may require from two months to a year or more depending on the product and the jurisdiction. Approval of the Company's fax products in Germany, France and Japan has taken up to twelve months or more. The Company does not believe that these delays have had a material impact on the Company's operations. The Company has not yet encountered any situation in which it has proved impossible to obtain approval in a foreign jurisdiction. The Company, its distributors or its customers have received product approvals for certain Brooktrout fax and voice products from agencies in Australia, Canada, France, Germany, Hong Kong, Italy, Japan, Malaysia, Netherlands, New Zealand, Singapore, Sweden, Switzerland, Mexico, Ireland, Norway, Denmark, India, Czech Republic, the United Kingdom, Austria, Belgium, Finland, Greece, Luxembourg, Portugal, Spain, China, Thailand, Argentina, Iceland and the United States.

TECHNICAL SUPPORT

        Brooktrout seeks to deliver unmatched support and service to customers. By listening to customers and thoroughly understanding their requirements, the Company believes it can provide innovative high-value products which meet or exceed customer expectations. Beyond delivery, Brooktrout backs its products with responsive engineering level support. Generally, the Company's technical support staff members hold bachelor's degrees in electrical engineering or computer science. Staff members place the highest priority on providing timely, accurate information as well as advice on how to take advantage of Brooktrout's sophisticated product line. Brooktrout's technical support personnel have been a source of product improvements and new features and functions due to close working relationships with customers. Brooktrout's technical support department reports directly to the Company's President as further evidence of Brooktrout's commitment to provide partnership-level support to customers. The Company's technical support activities represent an integral element of its marketing strategy. The Company believes that its technical support capability represents a significant competitive advantage.

        The Company warrants its hardware products against defects in materials and workmanship generally for twelve to eighteen months. Extended warranties of up to three years have been provided to some customers for additional consideration.

        The Company ordinarily sells its products on the basis of purchase orders received from customers. The Company has entered into agreements with many of its customers which establish terms and conditions for sales made under these agreements from time to time. These agreements generally do not establish any long-term fixed purchase or supply commitments for either party.

        In 1995, 1996 and 1997, sales to Lucent, the Company's largest customer, accounted for 36%, 33%, and 30% respectively, of the Company's total revenues. The Company sells essentially all of its major products to a number of separate business units within Lucent, although sales of the Merlin Legend Mail, Merlin Mail Multi-Lingual Version and Partner Mail systems have constituted 81%, 88% and 82% of the revenue from Lucent in 1995, 1996 and 1997, respectively. Merlin Legend Mail and Partner Mail and other products are sold to Lucent under purchase orders issued by Lucent on an as-required basis. The Company and Lucent consult closely with respect to expected future requirements and timing of orders. No other single customer accounted for more than 10% of the Company's total sales in 1995, 1996 or 1997.

PRODUCT DEVELOPMENT

        The market for electronic messaging products is characterized by rapid technological change, changes in customer requirements, frequent new product introductions and enhancements and emerging industry standards. The Company focuses significant resources on improving its products in response to changes in operating systems, application software, computer and telephony hardware, networking software, programming tools and computer language technology. During the years ended December 31, 1995, 1996 and 1997 the Company spent approximately $4.8 million, $7.2 million and $13.6 million, or 12%, 12% and 19% of revenue, respectively, on research and development. Research and development expenses have generally been charged to operations as incurred. The Company is continuing its development efforts for its current products, as well as developing next generation versions of its current products. The Company believes significant investments in product development are required to remain competitive. As a consequence, the Company intends to continue to increase the dollar amount of its product development expenditures in the future.

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

COMPETITION

        The Company is in direct competition with companies offering similar products or products responsive to similar applications in each of its six major product lines. In addition, there is always the potential for new entrants into the Company's markets by other companies in related computer and communications companies including the Company's customers and suppliers. The Company believes that the principal competitive factors affecting the market for the Company's products and services include product functionality and features, product quality, performance and price, ease of product integration, and quality of customer support services. The relative importance of each of these factors depends upon the specific customer environment. Although the Company believes that its products and services currently compete favorably with respect to such factors, there can be no assurance that the Company can maintain its competitive position against current and potential competitors.

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

BACKLOG

        At December 31, 1997, the Company's backlog of orders for products and services was approximately $12,532,000 compared with approximately $11,362,000 at December 31, 1996. All of the backlog is expected to be shipped or provided before the end of 1998. All orders believed to be firm for products or services to be shipped or provided in the future are included in the backlog. The Company regards all orders as firm orders and has experienced an order cancellation rate in the past which the Company considers to be immaterial, although no assurance can be given that adverse effects may not result from order cancellations in the future. Because of the possibility of customer changes in delivery schedules or cancellation of orders, the Company's backlog as of any particular date may not be indicative of actual sales for any particular future period. The period of time between placement of an order and delivery of the product varies from one day for certain TR Series products to ten months for certain OEM systems products.

MANUFACTURING

        Brooktrout's manufacturing operations consist primarily of final assembly and testing of components, subsystems and systems. The Company tests its products at various stages in the manufacturing process. Each product undergoes a final load and functional test at the Company's Needham, Massachusetts or Salem, New Hampshire facility prior to shipment.

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

        The Company has periodically received, and may receive in the future, communications from third parties asserting patent rights with respect to certain of the Company's products and features. The Company is a defendant in two patent infringement cases, which it believes will not have a material effect on the Company. Except as described under Legal Proceedings below, there is no pending litigation against the Company regarding any of these claims, nor has the Company to date believed it necessary to license any patent rights referred to in such communications, except as described above and except for certain other minor cases involving no payment of ongoing royalties.

EMPLOYEES

        As of December 31, 1997, the Company had 260 full-time employees, of which 113 were engaged in engineering and product development, 30 in administration, 33 in manufacturing and 84 in sales, marketing and technical support. None of the Company's employees are represented by any labor union and the Company believes its relations with its employees are good.

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

        Stephen A. Ide has been Senior Vice President and President of Interspeed, Inc. since January 1997. Mr. Ide was Senior Vice President of Sales and Marketing of Brooktrout from January 1993 to December 1996 and was Vice President of Sales and Marketing of Brooktrout from July 1987 to December 1992. Prior to joining the Company, Mr. Ide was co-founder and president of Computer Telephone Corporation. Mr. Ide also served as vice president of operations for Rolm of New England Corporation.

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

        R. Andrew O'Brien has been Vice President of Marketing and Business Development of Brooktrout since July 1993, and Director of Marketing and Business Development from January 1993 to June 1993. Prior to joining the Company, Mr. O'Brien was at McKinsey & Company from September 1986 to January 1993. Mr. O'Brien received a Bachelor of Arts degree from Yale University and a Master of Business Administration degree from Harvard Business School.

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

        Michael E. Donoghue has been Vice President of Worldwide Sales since January 1997. Mr. Donoghue was Director of International Sales from January 1995 to December 1996 and Managing Director of Brooktrout Technology Europe in Brussels, Belgium from January 1993 to December l995. He was a National Sales Manager from January l990 to December l992 and was a Major Account Manager from December l987 to December l989. Mr. Donoghue received a Bachelors of Science in Mechanical Engineering from the University of Massachusetts Amherst in l987.

        William F. Rosenberger has been a Vice President of Brooktrout Technology, Inc., since June 1997 and President of Netaccess since 1996. Prior to becoming president of Netaccess, Mr. Rosenberger held various executive management positions in communications and networking companies including Wang Laboratories, ACSYS Incorporated, Netronix Incorporated and the Yankee Group. Mr. Rosenberger has a Bachelors of Science degree from the State University of New York.

        Mark Flanagan has been the Vice President of Brooktrout Technology, Inc. and the General Manager of its Software and Systems Division since January 1998. Prior to joining Brooktrout, Mr. Flanagan was executive vice president of Lernout & Hauspie's Dictation Division and general manager of its PC Applications Group. Previously, he held senior management positions with International Data Group, Lotus Development Corporation and International Thomson Organisation. Mr. Flanagan holds a Bachelor of Arts degree from the University of Rochester and he also attended the School of Management at Boston College.


ITEM 2.        PROPERTIES

        The Company leases a stand-alone facility in Needham, Massachusetts that is approximately 38,000 square feet. The lease commenced March 1, 1996 and expires October 31, 2006. The facility accommodates corporate headquarters as well as research and development, engineering, manufacturing, sales, marketing and administration.

        The Company also occupies approximately 16,515 square feet in Southborough, Massachusetts, which it took over as a lessee in connection with its acquisition of TSI. This facility accommodates research and development, engineering and technical support. The lease for this facility commenced on May 1, 1995 and expires on April 30, 2001.

        In 1997, the Company signed an additional lease for space in Needham, Massachusetts for its manufacturing operations. The stand alone facility is approximately 31,000 square feet. The lease commenced April 7, 1997 and expires April 6, 2006.

        The Company leases approximately 26,000 square feet in Salem, New Hampshire, for Netaccess' administrative, sales, marketing, engineering, and manufacturing operations. This lease commenced on May 1, 1997 and expires on August 31, 2000. The Company also leases Netaccess sales office space in Columbia, Maryland and Sunnyvale, California both of which are leased for six month periods with automatic renewal clauses.

        The Company leases Brooktrout Networks Group, Inc. approximately 3,200 square feet in Richardson, Texas for research and development. The Company signed a new lease for this facility which commenced on February 1, 1998 and expires on January 31, 2001.

        The Company has also signed operating lease commitments for office space in Belgium, Singapore, California, Connecticut, and Illinois. The Belgium lease is for a period of 2 years and the California lease is for 5 years, while the rest of the leases are for 1 year or less.

        The Company believes that its present facilities are adequate for its current needs and that suitable additional space will be available as needed.

ITEM 3.        LEGAL PROCEEDINGS

        In August 1995, Spectron Miscrosystems, Inc. ("Spectron"), a subsidiary of Dialogic Corporation ("Dialogic") filed a lawsuit against the Company in Federal District Court for the District of New Jersey, alleging infringement by the Company's products of patents owned by the plaintiff and seeking damages, special damages and injunctive relief. The Company has filed an Answer and Counterclaim asserting noninfringement and further asserting that the patent was licensed to the Company, and seeking declaratory and monetary relief. In February 1996, on motion of the Company, this action was transferred to the Federal District Court for the District of Massachusetts.

        In November, 1995, the Company filed, in the Federal District Court for the District of Massachusetts, a lawsuit against Dialogic and certain affiliated parties, seeking rescission of a Settlement Agreement entered into in settlement of prior litigation, damages, special damages, an order vacating the dismissal of the previously litigated cases, and specific enforcement of an earlier agreement regarding the settlement. Dialogic filed an Answer and Counterclaim on January 30, 1996. The Counterclaim seeks an award of damages and special damages.

        In December, l996, the Defendants' Motion for Summary Judgment on the Company's claims for rescission and specific enforcement in the litigation described above was allowed. The Company's claim for special damages under Chapter 93A of the Massachusetts General Laws and the Defendants' counterclaims remain to be litigated.

        On October 4, l996, Syntellect Technology Corp. ("Syntellect") filed a Complaint against the Company in the United States District Court for the Northern District of Texas, alleging infringement of certain patents held by Syntellect relating to certain aspects of "automated attendant" technology. Syntellect's Complaint does not identify the products of the Company which allegedly infringe Syntellect's patents. The Complaint seeks injunctive relief, damages in an unspecified amount, and multiple damages on account of alleged willful infringement. In December, l996, the Company filed a Motion to Dismiss the action, which was denied in July 1997. In October 1997, the Company filed a Motion for summary judgment in the action which remains pending. The Company is reviewing the patents at issue, and intends to defend the case vigorously.

        The Company believes that neither the currently pending litigated cases nor an adverse decision in any of such cases will have a material adverse effect on the Company's business, financial condition or results of operations.

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

        None.

                                     PART II

ITEM 5.        MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
               STOCKHOLDERS MATTERS

        Information in response to this item appears under the caption "Stock Market Information" of the Company's Annual Report for the year ended December 31, 1997, which is incorporated in this report by reference.

ITEM 6.        SELECTED FINANCIAL DATA

        Information in response to this item appears under the caption "Selected Consolidated Financial Data" of the Company's Annual Report for the year ended December 31, 1997, which is incorporated in this report by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

        Information in response to this item appears under the caption "Management's Discussion & Analysis of Financial Condition and Results of Operations" contained in the Company's Annual Report for the year ended December 31, 1997, which is incorporated in this report by reference.

ITEM 7A.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Not applicable.

ITEM 8.        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        Information in response to this item is contained in the Company's Annual Report for the year ended December 31, 1997, which is incorporated in this report by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

                                    PART III

ITEM 10.       DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        Directors. The information appearing under the caption "Information Regarding Nominees and Directors" of the Company's Proxy Statement for its 1998 Annual Meeting of Stockholders is incorporated in this report by reference.

        Executive Officers. Information with respect to executive officers appears under the caption "Executive Officers" in Item 1 of this report.

ITEM 11.       EXECUTIVE COMPENSATION

        Information in response to this Item appears under the caption "Executive Compensation" of the Company's Proxy Statement for its 1998 Annual Meeting of Stockholders, which is incorporated in this report by reference.

ITEM 12.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
               MANAGEMENT

        Information in response to this Item appears under the captions "Principal Stockholders" and "Ownership by Management of Equity Securities" of the Company's Proxy Statement for its 1998 Annual Meeting of Stockholders, which is incorporated in this report by reference.

ITEM 13.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        None.

                                     PART IV

ITEM 14.       EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM
               8-K

                      (a)(1) Financial Statements

        The following is included in Part II of this report, incorporated by reference from the Company's Annual Report for the year ended December 31, 1997:

                                                                        Page No.
--------------------------------------------------------------------------------
        Independent Auditors' Report
        Consolidated Balance Sheets as of December 31, 1997 and 1996 Consolidated Statements of Income for the Years Ended
               December 31, 1997, 1996 and 1995
        Consolidated Statements of Stockholders Equity (Deficiency) for the
               Years Ended December 31, 1997, 1996 and 1995
        Consolidated Statements of Cash Flows for the
               Years Ended December 31, 1997, 1996 and 1995
        Notes to Consolidated Financial Statements

        (a)(2) Financial Statement Schedule

        The following are contained on the indicated pages of this report:

                                                                        Page No.

       Independent Auditors' Report on Schedule.........................

       Schedule IX Valuation and Qualifying Accounts....................


        Schedules not listed above are omitted because they are not required or because the required information is given in the Consolidated Financial Statements or Notes thereto.

        (a)(3) Exhibits

        The following exhibits are filed as part of this report. Where such filing is made by incorporation by reference to a previously filed statement, such statement is identified.


 Exhibit
 No.                          Title
----------------------------------------------------------------------------
3.1          Restated Articles of Organization of the Company (1)

3.2          Amended and Restated By-laws of the Company (2)

4.1 Specimen certificate for shares of Common Stock, $.01 par value, of the Company (2)

10.1 Lease between the Company and Trustees of Needham 152 Second Avenue Trust dated April 7, 1997

11.1         Computation of Earnings Per Share

13.1         1997 Annual Report of Brooktrout Technology, Inc.

21.1         Subsidiaries of the Company (see exhibit 13.1)

23.1         Independent Auditors' Consent

27.1         Financial Data Schedule
------------------------

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

                                       BROOKTROUT TECHNOLOGY, INC.


                                       By: /s/ Eric R. Giler
                                          ---------------------------
                                           Eric R. Giler
                                           President

Date: March 27, 1998


                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

     Signatures                   Title                          Date

/s/                     President and Director (Principal
--------------------
Eric R. Giler           Executive Officer)

/s/                     Vice President of Finance
--------------------
Robert C. Leahy         and Operations and Treasurer
                        (Principal Financial and
                        Accounting Officer)

/s/                     Vice President and Director
--------------------
David W. Duehren

/s/                     Vice President and Director
--------------------
Patrick T. Hynes

/s/                     Director
--------------------
Robert G. Barrett

/s/                     Director
--------------------
David L. Chapman

/s/                     Director
--------------------
W. Brooke Tunstall

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of
   Brooktrout Technology, Inc.:
We have audited the consolidated financial statements of Brooktrout
Technology, Inc. as of December 31, 1997 and 1996, and for each of the three years in the period ended December 31, 1997, and have issued our report thereon dated February 11, 1998; such consolidated financial statements and report are included in your 1997 Annual Report to Stockholders and are incorporated herein by reference. Our audits also included the financial statement schedules of Brooktrout Technology, Inc., listed in Item 14. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

                                     By:  /s/ Deloitte & Touche LLP
                                         --------------------------
                                         Deloitte & Touche LLP

Deloitte & Touche LLP
Boston, Massachusetts
February 11, 1998

                                                                     SCHEDULE IX

                           BROOKTROUT TECHNOLOGY, INC.

                        VALUATION AND QUALIFYING ACCOUNTS
                                 (In Thousands)



                                       BALANCE AT  CHARGED TO                   BALANCE
                                        BEGINNING  COST AND                     AT END
                                         OF YEAR   EXPENSES    DEDUCTIONS       OF YEAR
                                       -------------------------------------------------------------
ALLOWANCE FOR DOUBTFUL ACCOUNTS:
For the year ended December 31, 1995    $364        $157          $(72)          $449

For the year ended December 31, 1996    $449        $144          $(69)          $524

For the year ended December 31, 1997    $524        $748         $(108)        $1,164


ACCRUED WARRANTY COSTS:
For the year ended December 31, 1995    $364        $251         $(278)          $337

For the year ended December 31, 1996    $337        $207          $(98)          $446

For the year ended December 31, 1997    $446        $672         $(268)          $850