Form 10-K/A
period 1997-12-31
BROOKTROUT TECHNOLOGY INC
filed 1998-04-29
CIK 754516

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-K/A

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

Item 14 of the Annual Report on Form 10-K for the year ended December 31, 1997, filed by Brooktrout Technology, Inc. is hereby amended to include restated financial data schedules as set forth below:

ITEM 14.       EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM
               8-K

        (a)(3) Exhibits

        The following exhibits are filed as part of this report.


 Exhibit
 No.                          Title
----------------------------------------------------------------------------

23.1         Independent Auditors' Consent

27.2 Restated Financial Data Schedules for Fiscal Year ended 1996 and for Quarters 1, 2 and 3 of 1996

27.3         Restated Financial Data Schedules for Quarters 1, 2 and 3 of 1997

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


Date: April 29, 1998


                                  SIGNATURE

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.


Signatures                      Title                              Date
----------                      -----                              ----

/s/ Eric R. Giler        President and Director (Principal     April 29, 1998
---------------------    Executive Officer)
Eric R. Giler


/s/ Robert C. Leahy      Vice President of Finance and         April 29, 1998
----------------------   Operations and Treasurer
Robert C. Leahy          (Principal Financial and
                         Accounting Officer)


/s/ David W. Duehren     Vice President and Director           April 29, 1998
----------------------
David W. Duehren

/s/ Patrick T. Hynes     Vice President and Director           April 29, 1998
----------------------
Patrick T. Hynes

/s/ Robert G. Barrett    Director                              April 29, 1998
----------------------
Robert G. Barrett

/s/ David L. Chapman     Director                              April 29, 1998
----------------------
David L. Chapman

/s/ W. Brooke Tunstall   Director                              April 29, 1998
----------------------
W. Brooke Tunstall