Form 10-Q
period 1998-03-31
BROOKTROUT TECHNOLOGY INC
filed 1998-05-12
CIK 754516

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                             -----------------------

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1998

[ ] TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

                           Commission File No. 0-20698

                          BROOKTROUT TECHNOLOGY, INC. .
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             Massachusetts                                 04-2814792
           ----------------                             ----------------
            (State or other                             (I.R.S. employer
            jurisdiction of                              identification
           incorporation or                                  number)
             organization)

           410 First Avenue
        Needham, Massachusetts                               02194.
----------------------------------------                  ----------
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

         As of May 1, 1998, 10,763,552 shares of Common Stock, $.01 par value per share, were outstanding.


                               Page 1 of 12 pages

                           BROOKTROUT TECHNOLOGY, INC.

                                    FORM 10-Q

                      FOR THE QUARTER ENDED MARCH 31, 1998

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----
PART I     FINANCIAL INFORMATION

Item 1.    Condensed Consolidated Financial Statements

           Condensed Consolidated Balance Sheets as of
           March 31, 1998 and December 31, 1997                               3

           Condensed Consolidated Statements of Income for
           the Three Months Ended March 31, 1998 and
           March 31, 1997                                                     4


           Condensed Consolidated Statements of Cash Flows
           for the Three Months Ended March 31, 1998 and
           March 31, 1997                                                     5

           Notes to Condensed Consolidated Financial
           Statements                                                         6

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations

           Three Months Ended March 31, 1998 and 1997                         9

           Liquidity and Capital Resources                                   10

PART II    OTHER INFORMATION

Item 1.    Legal Proceedings                                                 11

Item 6.    Exhibits                                                          11

           Signatures                                                        12

                           BROOKTROUT TECHNOLOGY, INC.
                      Condensed Consolidated Balance Sheets
                        (In thousands, except share data)

                                                                             March 31,             December 31,
                                                                               1998                    1997
                                                                             ---------             ------------
ASSETS
  Current assets:
    Cash and equivalents .................................................    $30,555                 $27,916
    Marketable securities ................................................      8,709                   8,462
    Accounts receivable (less allowance for doubtful
      accounts of $1,106 in 1998 and $1,164 in 1997) .....................      9,447                   9,804
    Inventory ............................................................      8,424                   7,801
    Deferred tax assets ..................................................      2,073                   1,861
    Prepaid expenses .....................................................        567                     613
                                                                              -------                 -------
             TOTAL CURRENT ASSETS ........................................     59,775                  56,457
                                                                              -------                 -------

  Equipment and furniture:
    Computer equipment ...................................................      6,707                   6,182
    Furniture and office equipment .......................................      4,015                   3,696
                                                                              -------                 -------
      Total ..............................................................     10,722                   9,878
      Less accumulated depreciation and amortization .....................     (3,926)                 (3,253)
                                                                              -------                 -------

      EQUIPMENT AND FURNITURE - NET ......................................      6,796                   6,625

  Deferred tax assets ....................................................      1,224                   1,234
  Investment and other assets ............................................      1,080                   1,099
                                                                              -------                 -------

             TOTAL .......................................................    $68,875                 $65,415
                                                                              =======                 =======

LIABILITIES AND STOCKHOLDERS' EQUITY
  Current liabilities:
    Accounts payable and other accruals ..................................    $11,569                 $10,510
    Accrued compensation and commission ..................................      2,809                   2,321
    Customer deposits ....................................................        393                     325
    Accrued warranty costs ...............................................        865                     850
    Accrued income taxes .................................................        795                     710
                                                                              -------                 -------
             TOTAL CURRENT LIABILITIES ...................................     16,431                  14,716
                                                                              -------                 -------

  Deferred rent ..........................................................        290                     255

  Stockholders' equity:
    Common stock, $.01 par value; authorized, 25,000,000
      shares; issued and outstanding 10,753,752 shares in
      1998 and 10,741,195 in 1997 ........................................        107                     107
    Additional paid-in capital ...........................................     31,994                  31,978
    Unrealized losses on marketable securities ...........................        (19)                     --
    Retained earnings ....................................................     20,072                  18,359
                                                                              -------                 -------

    STOCKHOLDERS' EQUITY .................................................     52,154                  50,444
                                                                              -------                 -------

             TOTAL .......................................................    $68,875                 $65,415
                                                                              =======                 =======



See notes to condensed consolidated financial statements.

                           BROOKTROUT TECHNOLOGY, INC.
                   Condensed Consolidated Statements of Income
                      (In thousands, except per share data)


                                                    Three Months Ended March 31,
                                                    ----------------------------
                                                      1998                 1997
                                                    -------              -------

REVENUE ......................................      $24,176              $15,070

Cost and expenses:
  Cost of product sold .......................        9,985                6,522
  Research and development ...................        5,290                2,366
  Selling, general and administrative ........        6,632                4,065
                                                                         -------

      Total cost and expenses ................       21,907               12,953
                                                    -------              -------

INCOME FROM OPERATIONS .......................        2,269                2,117

Interest income, net .........................          450                  441
                                                    -------              -------

Income before income tax provision ...........        2,719                2,558

Income tax provision .........................        1,006                  998
                                                    -------              -------

NET INCOME ...................................      $ 1,713              $ 1,560
                                                    =======              =======

BASIC INCOME PER COMMON SHARE ................      $  0.16              $  0.15
                                                    =======              =======

SHARES FOR BASIC .............................       10,746               10,686
                                                    =======              =======

DILUTED INCOME PER COMMON SHARE ..............      $  0.15              $  0.14
                                                    =======              =======

SHARES FOR DILUTED ...........................       11,417               11,400
                                                    =======              =======


See notes to condensed consolidated financial statements.

                           BROOKTROUT TECHNOLOGY, INC.
                 Condensed Consolidated Statements of Cash Flows
                                 (In thousands)

                                                                                 Three Months Ended
                                                                                       March 31,
                                                                           ------------------------------
                                                                             1998                   1997
                                                                           -------                -------
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net income ......................................................    $ 1,713                $ 1,560
      Adjustments to reconcile net income to cash
      provided by operating activities:
            Depreciation and amortization .............................        673                    243
            Amortization of net premium (discount) on
              marketable securities ...................................        (17)                   (20)
            Deferred income taxes .....................................       (202)                    --
            Increase (decrease) in cash from:
                  Accounts receivable .................................        357                   (506)
                  Inventory ...........................................       (623)                  (369)
                  Other prepaid expenses ..............................        100                    285
                  Accounts payable and other accruals .................      1,715                    290
                                                                           -------                -------

                        Cash provided by
                          operating activities ........................      3,716                  1,483
                                                                           -------                -------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Expenditures for equipment and furniture ........................       (844)                  (885)
      Purchases of marketable securities ..............................     (1,755)                  (804)
      Maturities and sales of marketable securities ...................      1,506                  2,010
                                                                           -------                -------

                        Cash provided by (used for)
                          investing activities ........................     (1,093)                   321
                                                                           -------                -------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Proceeds from the sale of common stock ..........................         16                      7
      Distributions to stockholders ...................................         --                     --
      Repayment of long-term debt .....................................         --                     --
                                                                           -------                -------

                        Cash provided by
                          financing activities ........................         16                      7
                                                                           -------                -------

INCREASE IN CASH AND EQUIVALENTS ......................................      2,639                  1,811
CASH AND EQUIVALENTS, BEGINNING OF PERIOD .............................     27,916                 30,738
                                                                           -------                -------

CASH AND EQUIVALENTS, END OF PERIOD ...................................    $30,555                $32,549
                                                                           =======                =======

See notes to condensed consolidated financial statements.

BROOKTROUT TECHNOLOGY, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

1.       Basis of Presentation

         The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. They should be read in conjunction with the audited consolidated financial statements incorporated by reference in or included in the Company's 1997 Annual Report on Form 10K.

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


2.       Acquisition

         On June 30, 1997, the Company acquired the assets and assumed certain liabilities of Netaccess, Inc., a worldwide supplier of Primary Rate ISDN network interface products and multiport modem products for open, standards-based remote access and computer telephony systems. The purchase price was $9.9 million, paid in cash, and the Company agreed to assume certain liabilities aggregating $2.0 million. The acquisition has been accounted for as a purchase, and accordingly, the results of operations of Netaccess, Inc. have been included in the Company's consolidated financial statements from the date of acquisition. The purchase price has been allocated to the assets acquired based upon their fair values using independent appraisals.

3.       Income Per Share

         Basic income per common share is computed using the weighted average number of common shares outstanding during each year. Diluted income per common share reflects the effect of the Company's outstanding options (using the treasury stock method), except where such options would be antidilutive. A reconciliation of shares for basic and shares for diluted is as follows:

                                                         Three Months Ended

                                                      March 31,        March 31,
                                                        1998             1997
                                                     ----------       ----------

         Shares for basic .........................  10,746,000       10,686,000
         Dilutive effect of stock options .........     671,000          714,000
                                                     ----------       ----------
         Shares for diluted .......................  11,417,000       11,400,000
                                                     ==========       ==========


4.       Comprehensive Income

         Effective January 1, 1998, the Company adopted the provisions of Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." Currently, in addition to net income, the only items which would be includable as other components of comprehensive income are unrealized gains or losses on marketable securities classified as available for sale. For the three months ended March 31, 1998 and 1997, comprehensive income totaled $1,694,000 and $1,549,000, respectively.


5.       Inventory

         Inventory is carried at the lower of cost (first-in, first-out basis) or market and consisted of the following:

                                                      March 31,     December 31,
                                                        1998            1997
                                                     ----------     ------------

         Raw materials ............................  $3,790,000      $3,268,000
         Work in process ..........................   1,385,000       1,606,000
         Finished goods ...........................   3,249,000       2,927,000
                                                     ----------      ----------
           Total ..................................  $8,424,000      $7,801,000
                                                     ==========      ==========

6.       Major Customers

         One customer accounted for approximately 20% and 35% of net revenue for the three months ended March 31, 1998 and 1997, respectively.


7.       Marketable Securities

         Marketable securities consist mainly of U.S. government securities purchased with remaining maturities in excess of three months.

         The amortized cost of these securities at March 31, 1998 was $8,728,000. Net unrealized holding losses of $18,900 were comprised of unrealized gains of $8,000 and unrealized losses of $26,900 at March 31, 1998.


8.       Income Taxes

         A reconciliation of the statutory federal rate to the effective rate is as follows:

                                                           Three Months Ended
                                                                 March 31,
                                                           -------------------
                                                           1998          1997
                                                           ----          ----

        Statutory tax rate...........................       29%           35%
        State taxes, net of federal benefit..........        8             4
                                                            --           ---

        Effective tax rate...........................       37%           39%
                                                           ===           ===


9.       International Sales

         International sales, principally exported from the United States, accounted for approximately 20% of revenue for the three months ended March 31, 1998 and 1997, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


RESULTS OF OPERATIONS


Three Months Ended March 31, 1998 and 1997

         Revenue during the three months ended March 31, 1998 increased by approximately 60% to $24,176,000, up from $15,070,000 during the three months ended March 31, 1997. This growth was attributable to an increase in Primary Rate ISDN telephone network interface products sold together with increased shipments of TR Series products. Increased sales from the TR Series products reflect the growth in the enhanced fax system market segment and the local area network/fax market segment served by the Company.

         Cost of product sold was $9,985,000, or 41% of revenue, during the three months ended March 31, 1998, compared to $6,522,000, or 43% of revenue, for the same period in 1997. Gross profit percentage was approximately 59% and 57% for the three months ended March 31, 1998 and 1997, respectively. The increase in gross profit percentage is the result of cost reduction efforts on the TR Series products partially offset by product mix caused by an increased proportion of lower margin network interface cards.

         Research and development expense was $5,290,000, or 22% of revenue, compared with $2,366,000, or 16% of revenue, for the three months ended March 31, 1998 and 1997, respectively. The increase reflects the Company's development efforts for the next generation of Netaccess products and for continued development of the TR Series product family, computer telephony software development tools, Brooktrout Open Systems Telephony Architecture (BOSTON), Interspeed, Inc., as well as fax and OEM systems development. The Company intends to continue to commit significant resources to product development.

         Selling, general and administrative expense was $6,632,000 during the three months ended March 31, 1998, compared with $4,065,000 during the same period in 1997. This higher expense level resulted from increased staffing, promotional activities and depreciation expense. As a percentage of revenue, selling, general and administrative expense for the first quarter of 1998 and 1997 was 27% of revenue, respectively.

         For the three months ended March 31, 1998, interest and other income was $450,000, compared with $441,000 for the same period in 1997.

         The Company's effective tax rate, adjusted for significant permanent or other differences occurring within a quarter, was 37% in 1998 and 39% in 1997, respectively, based on the Company's estimated effective tax rate for the full year.

Liquidity and Capital Resources

         For the three months ended March 31, 1998, the Company funded its operations principally through operating revenue. The Company's working capital increased from $41.7 million at December 31, 1997 to $43.3 million at March 31, 1998. The increase was attributable primarily to higher cash balances and investments due to continued profitable operations and were partially offset by higher accounts payable and other accrual balances.

         In July 1997, the Company renewed its working capital line of credit. Under the renewed line of credit, the Company may borrow up to $10,000,000 on an unsecured basis, all of which may be used for issuance of letters of credit, subject to compliance with certain covenants. The line of credit will expire in July 1998 and at that time any outstanding balances would be payable in full. The Company expects to renew the line of credit on similar terms as those in place at present. Any amounts borrowed under the line would be subject to interest at the bank's prime rate. At March 31, 1998 there were no commitments outstanding on letters of credit; no borrowings have been made during any period presented.

         During the first three months of 1998, the Company invested approximately $844,000 in capital equipment. The Company currently has no material commitments for additional capital expenditures.

         The Company anticipates that cash flows from operations, together with current cash and marketable securities balances and funds available under the Company's line of credit, will be sufficient to meet the Company's working capital and capital equipment expenditure requirements for the foreseeable future.

Recent Accounting Pronouncements

         Effective January 1, 1998, the Company adopted the provisions of Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" and AICPA Statement of Position No. 97-2, "Software Revenue Recognition." Adoption of these pronouncements did not have a material effect on reported results of operations or financial position.

         Effective January 1, 1998, the Company adopted the provisions of Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information." As followed by that pronouncement, the Company will provide information about its operating segments in the annual financial statements, and will begin providing such information on an interim basis for the first quarter of 1999.

Part II. OTHER INFORMATION

Item 1. Legal Proceedings

         None

Items 2. through 5.

         None

Item 6. Exhibits

         (a) Exhibits

                  None

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       BROOKTROUT TECHNOLOGY, INC.


Date: May 12, 1998             By: /s/ Eric R. Giler
                                   ------------------------------------
                                       Eric R. Giler
                                       President
                                       (Principal Executive Officer)


Date: May 12, 1998             By: /s/ Robert C. Leahy
                                   ------------------------------------
                                       Robert C. Leahy
                                       Vice President of Finance and
                                       Operations and Treasurer
                                       (Principal Financial and
                                       Accounting Officer)