Form 10-Q
period 1998-06-30
BROOKTROUT TECHNOLOGY INC
filed 1998-08-12
CIK 754516

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                             -----------------------

                                    FORM 10-Q

(Mark One)

/X/      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1998

/ /      TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
--
         THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

                           Commission File No. 0-20698

                          BROOKTROUT TECHNOLOGY, INC.
                          ---------------------------
             (Exact name of registrant as specified in its charter)


       Massachusetts                              04-2814792
       -------------                              ----------
      (State or other                           (I.R.S. employer
      jurisdiction of                            identification
      incorporation or                              number)
      organization)

             410 First Avenue
          Needham, Massachusetts                      02494-2722
          ----------------------                      ----------
(Address of principal executive offices)              (Zip code)

                          Registrant's telephone number
                       including area code: (781) 449-4100

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X   No ___

         As of August 1, 1998, 10,800,204 shares of Common Stock, $.01 par value per share, were outstanding.

                               Page 1 of 14 pages

                           BROOKTROUT TECHNOLOGY, INC.

                                    FORM 10-Q

                       FOR THE QUARTER ENDED JUNE 30, 1998

                                TABLE OF CONTENTS

                                                                      Page
                                                                      ----

PART I   FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements

           Condensed Consolidated Balance Sheets as of
           June 30, 1998 and December 31, 1997                           3

           Condensed Consolidated Statements of Income for
           the Three Months Ended June 30, 1998 and
           June 30, 1997, and the Six Months Ended
           June 30, 1998 and June 30, 1997                               4

           Condensed Consolidated Statements of Cash Flows
           for the Six Months Ended June 30, 1998
           and June 30, 1997                                             5

           Notes to Condensed Consolidated Financial
           Statements                                                    6

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

           Three Months Ended June 30, 1998 and 1997                     9

           Six Months Ended June 30, 1998 and 1997                      10

           Liquidity and Capital Resources                              11

PART II  OTHER INFORMATION

Item 1.  Legal Proceedings                                              12

Item 4.  Submission of Matters to a Vote of Security Holders            12

Item 6.  Exhibits                                                       13

         Signatures                                                     14

                           BROOKTROUT TECHNOLOGY, INC.
                      Condensed Consolidated Balance Sheets
                        (In thousands, except share data)


                                                                        June 30,            December 31,
                                                                          1998                  1997
                                                                        --------            ------------
ASSETS
  Current assets:
    Cash and equivalents...........................................     $31,602                $27,916
    Marketable securities..........................................       8,711                  8,462
    Accounts receivable (less allowance for doubtful
      accounts of $1,081 in 1998 and $1,164 in 1997)...............      12,209                  9,804
    Inventory......................................................       8,296                  7,801
    Deferred tax assets............................................       2,484                  1,861
    Prepaid  expenses..............................................         790                    613
                                                                        -------                -------
      TOTAL CURRENT  ASSETS........................................      64,092                 56,457
                                                                        -------                -------

    Equipment and furniture:
    Computer equipment.............................................       8,299                  6,182
    Furniture and office equipment.................................       4,208                  3,696
                                                                        -------                -------
      Total........................................................      12,507                  9,878
      Less accumulated depreciation and amortization...............      (4,630)                (3,253)
                                                                        -------                -------

      EQUIPMENT AND FURNITURE - NET................................       7,877                  6,625

    Deferred tax assets............................................       1,224                  1,234
    Investment and other assets....................................         819                  1,099
                                                                        -------                -------

             TOTAL.................................................     $74,012                $65,415
                                                                        =======                =======

LIABILITIES AND STOCKHOLDERS' EQUITY

  Current liabilities:
    Accounts payable and other accruals...........................      $14,361                $10,510
    Accrued compensation and commissions..........................        3,034                  2,321
    Customer deposits.............................................          334                    325
    Accrued warranty costs........................................        1,029                    850
    Accrued income taxes..........................................          464                    710
                                                                        -------                -------
      TOTAL CURRENT LIABILITIES...................................       19,222                 14,716
                                                                        -------                -------

  Deferred rent...................................................          324                    255

  Stockholders' equity:
    Common stock, $.01 par value; authorized, 25,000,000
      shares; issued and outstanding 10,800,204 shares in
      1998 and 10,741,195 in 1997.................................          108                    107
    Additional paid-in capital.....................................      32,328                 31,978
    Unrealized losses on marketable securities.....................         (30)                    --
    Retained earnings..............................................      22,060                 18,359
                                                                       --------                -------
    STOCKHOLDERS'  EQUITY..........................................      54,466                 50,444
                                                                       --------                -------
    TOTAL..........................................................     $74,012                $65,415
                                                                       ========                =======


See notes to condensed consolidated financial statements.

                           BROOKTROUT TECHNOLOGY, INC.
              Unaudited Condensed Consolidated Statements of Income
                      (In thousands, except per share data)


                                                                        Three Months Ended           Six Months Ended
                                                                             June 30,                   June 30,
                                                                        1998          1997         1998          1997
                                                                        ----          ----         ----          ----
REVENUE.........................................................       $26,104      $14,725       $50,280       $29,795

Cost and expenses:
  Cost of product sold..........................................        10,915        6,543        20,900        13,065
  Research and development......................................         5,380        2,924        10,670         5,290
  Selling, general and administrative...........................         7,221        4,448        13,853         8,513
  Acquired research and development.............................            --        3,746            --         3,746
                                                                       -------      -------       -------       -------

      Total cost and expenses...................................        23,516       17,661        45,423        30,614
                                                                       -------      -------       -------       -------

INCOME (LOSS) FROM OPERATIONS...................................         2,588       (2,936)        4,857          (819)

Interest income, net............................................           568          481         1,018           922
                                                                       -------          ---         -----        ------

Income (loss) before income tax provision.......................         3,156       (2,455)        5,875           103

Income tax provision (benefit)..................................         1,168         (980)        2,174            18
                                                                       -------      -------        ------       -------

NET INCOME (LOSS)...............................................        $1,988      ($1,475)       $3,701           $85
                                                                       =======      =======       =======       =======

BASIC INCOME (LOSS) PER COMMON SHARE............................         $0.18       ($0.14)        $0.34         $0.01
                                                                       =======      =======        ======       =======

SHARES FOR BASIC................................................        10,770       10,699        10,758        10,693
                                                                       =======      =======       =======       =======

DILUTED INCOME (LOSS) PER COMMON SHARE..........................         $0.17       ($0.14)        $0.32         $0.01
                                                                       =======      =======       =======       =======

SHARES FOR DILUTED..............................................        11,561       10,699        11,489        11,050
                                                                       =======      =======       =======       =======

See notes to condensed consolidated financial statements.

                         BROOKTROUT TECHNOLOGY, INC.
          Unaudited Condensed Consolidated Statements of Cash Flows
                                (In thousands)

                                                                                           Six Months Ended
                                                                                               June 30,
                                                                                     -----------------------------
                                                                                       1998                 1997
                                                                                     --------              -------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income...............................................................         $3,701                  $85
    Adjustments to reconcile net income to cash provided by operating activities:
             Deferred income taxes...........................................           (613)                (387)
             Depreciation and amortization...................................          1,377                  534
             Acquired research and development...............................             --                3,746
             Amortization of net premium (discount) on
              marketable securities..........................................            (33)                 (22)

             Increase (decrease) in cash, excluding the effects of an
                 acquisition, from:
                      Accounts                                                        (2,405)                (275)
                      receivable.............................................
                      Inventory..............................................           (495)                 247
                      Other current assets...................................            172               (2,854)
                      Accounts payable and accrued expenses..................          4,506                 (528)
                                                                                    --------              -------

                              Cash provided by
                                operating activities.........................          6,210                  546
                                                                                    --------              -------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Expenditures for equipment and furniture.................................         (2,629)              (1,279)
    Acquisition of Netaccess (net of cash acquired)..........................             --               (9,909)
    Purchases of marketable securities.......................................         (3,505)              (1,804)

    Maturities and sales of marketable securities............................          3,259                2,510
                                                                                     -------              -------

                              Cash provided by (used in)
                                investing activities.........................         (2,875)             (10,482)
                                                                                     -------              -------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from the sale of common stock...................................            351                   63
                                                                                    --------              -------
                                    Cash provided by
                                      financing activities...................            351                   63
                                                                                    --------              -------

INCREASE (DECREASE) IN CASH AND EQUIVALENTS..................................          3,686               (9,873)
CASH AND EQUIVALENTS, BEGINNING OF PERIOD....................................         27,916               30,738
                                                                                    --------              -------

CASH AND EQUIVALENTS, END OF PERIOD..........................................        $31,602              $20,865
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


2.       Acquisition

         On June 30, 1997, the Company acquired the assets and assumed certain liabilities of Netaccess, Inc., a worldwide supplier of Primary Rate ISDN network interface products and multiport modem products for open, standards-based remote access and computer telephony systems. The purchase price was $9.9 million, paid in cash, and the Company agreed to assume certain liabilities aggregating $2 million. The acquisition was accounted for as a purchase, and accordingly, the results of operations of Netaccess, Inc. were included in the Company's consolidated financial statements from the date of acquisition. The purchase price was allocated to the assets acquired based upon their fair values using independent appraisals.

3.       Income Per Share

         Basic income per share is computed using the weighted average number of common shares outstanding during each period. Diluted income per common share reflects the effect of the Company's outstanding options (using the treasury stock method), except where such options would be antidilutive. A reconciliation of shares for basic and shares for diluted is as follows:

                                                Three Months Ended                Six Months Ended
                                                     June 30,                         June 30,
                                              1998             1997             1998            1997
                                              ----             ----             ----            ----

Shares for basic....................       10,770,000        10,699,000      10,758,000       10,693,000
Dilutive effect of stock options....          791,000                --         731,000          357,000
                                           ----------        ----------      ----------       ----------
Shares for diluted..................       11,561,000        10,699,000      11,489,000       11,050,000
                                           ==========        ==========      ==========       ==========




4.       Comprehensive Income

         Effective January 1, 1998, the Company adopted the provisions of Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." Currently, in addition to net income, the only items which would be includable as other components of comprehensive income are unrealized gains or losses on marketable securities classified as available for sale. For the three months ended June 30, 1998 and 1997, comprehensive income (loss) totaled $1,959,000 and ($1,466,000), respectively. For the six months ended June 30, 1998 and 1997, comprehensive income totaled $3,653,000 and $83,000, respectively.


5.       Inventory

         Inventory is carried at the lower of cost (first-in, first-out basis) or market and consisted of the following:

                                                       June 30,         December 31,
                                                         1998              1997
                                                         ----              ----
        Raw materials...........................      $ 3,940,000       $ 3,268,000
        Work in process.........................        1,217,000         1,606,000
        Finished goods..........................        3,139,000         2,927,000
                                                      -----------       -----------
            Total...............................      $ 8,296,000       $ 7,801,000
                                                      ===========       ===========

6.       Major Customers

         One customer accounted for approximately 21% and 32% of net revenue for the three months ended June 30, 1998 and 1997, respectively, and 21% and 33% for the six months ended June 30, 1998 and 1997, respectively.


7.       Marketable Securities

         Marketable securities consist mainly of U.S. government securities purchased with remaining maturities in excess of three months. The amortized cost of these securities at June 30, 1998 was $8,740,000. Net unrealized holding losses of $30,000 were comprised of unrealized losses of $39,000 and unrealized gains of $9,000 at June 30, 1998.


8.       Income Taxes

         A reconciliation of the statutory federal rate to the effective rate is as follows:

                                    Three Months Ended               Six Months Ended
                                         June 30,                        June 30,
                                    1998           1997            1998             1997
                                    ----           ----            ----             ----
Statutory tax rate                  35%             34%             35%             34%
State taxes, net of
     federal benefit                 8               6               8               5
Other                               (6)             --              (6)             (22)
                                    ---             --              ---             ----

Effective tax rate                  37%             40%             37%             17%
                                    ===             ===             ===             ===


9.       International Sales

         International sales, principally exports from the United States, accounted for approximately 22% and 21% of revenue for the three months ended June 30, 1998 and 1997, respectively, and 21% of revenue for the six months ended June 30, 1998 and 1997, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

Three Months Ended June 30, 1998 and 1997

         Revenue during the three months ended June 30, 1998 increased by approximately 77% to $26,104,000, up from $14,725,000 during the three months ended June 30, 1997. This growth was partially attributable to increased shipments of TR Series products. Increased sales from the TR Series products reflect the growth in the local area network/fax market segment served by the Company. In 1998, revenue increased due to the inclusion of sales of Primary Rate ISDN telephone network interface products acquired through the acquisition of Netaccess, Inc. on June 30, 1997.

         Cost of product sold was $10,915,000, or 42% of revenue, during the three months ended June 30, 1998, compared to $6,543,000, or 44% of revenue, for the same period in 1997. Gross profit percentage was approximately 58% and 56% for the three months ended June 30, 1998 and 1997, respectively. The increase in gross profit percentage is the result of cost reduction efforts on the TR Series products partially offset by product mix caused by an increased proportion of lower margin network interface cards.

         Research and development expense was $5,380,000, or 21% of revenue, compared with $2,924,000, or 20% of revenue, for the three months ended June 30, 1998 and 1997, respectively. The increase reflects the Company's development efforts for the next generation of Netaccess products and for continued development of the TR Series product family, computer telephony software development tools, Brooktrout Open Systems Telephony Architecture (BOSTon), Interspeed, Inc. , as well as fax and OEM systems development. The Company intends to continue to commit significant resources to product development.

         Selling, general and administrative expense was $7,221,000 during the three months ended June 30, 1998, compared with $4,448,000 during the same period in 1997. This higher expense level resulted from increased staffing, promotional activities and depreciation expense. As a percentage of revenue, selling, general and administrative expense for the second quarter of 1998 was 28% of revenue, compared with 30% for the second quarter of 1997.

         During the three months ended June 30, 1997, the Company recorded a charge of $3,746,000 reflecting the portion of the purchase price for Netaccess, Inc. allocated to research efforts in-process.

         For the three months ended June 30, 1998, interest and other income was $568,000, compared with $480,000 for the same period in 1997.

         The Company's effective tax rate was 37% in 1998 and 40% in 1997, based on the Company's estimated effective tax rate for the full year.

Six Months Ended June 30, 1998 and 1997


         Revenue during the six months ended June 30, 1998 increased by approximately 69% to $50,280,000, up from $29,795,000 during the six months ended June 30, 1997. This growth was partially attributable to increased shipments of TR Series products. Increased sales from the TR Series products reflect the growth in the local area network/fax market segment served by the Company. In 1998, revenue increased due to the inclusion of sales of Primary Rate ISDN telephone network interface products acquired through the acquisition of Netaccess, Inc. on June 30, 1997.

         Cost of product sold was $20,900,000, or 42% of revenue, during the six months ended June 30, 1998, compared to $13,065,000, or 44% of revenue, for the same period in 1997. Gross profit percentage was approximately 58% and 56% for the six months ended June 30, 1998 and 1997, respectively. The increase in gross profit percentage is the result of cost reduction efforts on the TR Series products partially offset by product mix caused by an increased proportion of lower margin network interface cards.

         Research and development expense was $10,670,000, or 21% of revenue, compared with $5,290,000, or 18% of revenue, for the six months ended June 30, 1998 and 1997, respectively. The increase reflects the Company's development efforts for the next generation of Netaccess products and for continued development of the TR Series product family, computer telephony software development tools, Brooktrout Open Systems Telephony Architecture (BOSTon), Interspeed, Inc., as well as fax and OEM systems development.

         Selling, general and administrative expense was $13,853,000 during the six months ended June 30, 1998, compared with $8,513,000 during the same period in 1997. This higher expense level resulted from increased staffing, promotional activities and depreciation expense. As a percentage of revenue, selling, general and administrative expense for the first six months of 1998 was 28% of revenue, compared with 29% for the first six months of 1997.

         During the six months ended June 30, 1997, the Company recorded a charge of $3,746,000 reflecting the portion of the purchase price for Netaccess, Inc. allocated to research efforts in-process.

         For the six months ended June 30, 1998, interest and other income was $1,018,000, compared with $922,000 for the same period in 1997.

         The Company's effective tax rate, adjusted for significant permanent or other differences, was 37% and 17% for the six months ended June 30, 1998 and 1997, respectively. The relatively low tax rate for the six months ended June 30, 1997 is primarily due to the nominal amount of pre-tax income reported. As a result, small changes in tax provisions or benefits booked have an unusually large effect on the tax rate.

Liquidity and Capital Resources

         For the six months ended June 30, 1998, the Company funded its operations principally through operating revenue. The Company's working capital increased from $43.4 million at December 31, 1997 to $44.9 million at June 30, 1998. The increase was attributable primarily to higher cash balances and investments due to continued profitable operations and were partially offset by higher accounts payable and other accrual balances.

         In August 1998, the Company renewed its working capital line of credit. Under the renewed line of credit, the Company may borrow up to $10,000,000 on an unsecured basis, all of which may be used for issuance of letters of credit, subject to compliance with certain covenants. The line of credit will expire in July 1999 and at that time any outstanding balances would be payable in full. Any amounts borrowed under the line would be subject to interest at the bank's prime rate. At June 30, 1998 there were no commitments outstanding on letters of credit; no borrowings have been made during any period presented.

         During the first six months of 1998, the Company invested approximately $2.6 million in capital equipment. The Company currently has no material commitments for additional capital expenditures.

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

         Effective January 1, 1998, the Company adopted the provisions of Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information." As allowed by that pronouncement, the Company will provide information about its operating segments in the annual financial statements, and will begin providing such information on an interim basis for the first quarter of 1999.

Part II. OTHER INFORMATION

Item 1.           Legal Proceedings

         Dismissal of Patent Infringement Lawsuit against the Company

         On October 4, 1996, Syntellect Technology Corp. ("Syntellect") filed a Complaint against the Company in the United States District Court for the Northern District of Texas (the "Court"), alleging infringement of certain patents held by Syntellect relating to certain aspects of "automated attendant" technology (the "Complaint"). Syntellect's Complaint did not identify the products of the Company which allegedly infringe Syntellect's patents. The Complaint sought injunctive relief, damages in an unspecified amount, and multiple damages on account of alleged willful infringement. In December 1996, the Company filed a Motion to Dismiss the Complaint, which was denied in July 1997. In October 1997, the Company filed a Motion for Summary Judgement which was granted by the Court on May 10, 1998. On June 10, 1998, the period for Syntellect to appeal the dismissal of its Complaint expired. The Company is unaware of whether Syntellect plans to pursue this litigation further.

Items 2 and 3.

         None

Item 4.           Submission of Matters to a Vote of Security Holders

         On May 14, 1998, the Company held its 1998 Annual Meeting of Stockholders (the "Annual Meeting"). At the Annual Meeting, stockholders of the Company were asked to consider proposals (the "Proposals") (i) to elect Eric R. Giler and Robert G. Barrett as Class III Directors of the Company to serve until the 2001 Annual Meeting of Stockholders and until their respective successors are duly elected and qualified, (ii) to consider and act upon a proposal to approve an amendment to the Company's 1992 Stock Incentive Plan, as amended, (the "1992 Plan") to increase the number of shares of the Company's common stock subject to issuance under the 1992 Plan, (iii) to consider and act upon a proposal to approve an amendment to the Company's Amended and Restated 1992 Stock Purchase Plan (the "Purchase Plan") to increase the number of shares of the Company's common stock subject to issuance under the Purchase Plan and (iv) to consider and act upon a proposal to ratify and approve the selection of Deloitte & Touche LLP as the Company's independent auditors for the fiscal year ending December 31, 1998.

         With regard to the election of Directors, Eric R. Giler and Robert G. Barrett were nominated to serve as Class III Directors of the Company until the 2001 annual meeting; the other Directors of the Company whose terms of office as directors continued after the Annual Meeting are as follows: David L. Chapman (Class I Director), David W. Duehren (Class I Director), Patrick T. Hynes (Class II Director) and W. Brooke Tunstall (Class II Director).

         With respect to the Proposals, the stockholders of the Company voted at the Annual Meeting as hereinafter described. By a vote of 9,665,707 votes of Common Stock in favor of Eric R. Giler and 9,685,947 votes of Common Stock in favor of Robert G. Barrett, in excess of a majority of the eligible votes, with 415,072 votes and 394,832 votes against each of Messrs. Giler and Barrett, respectively, each of Eric R. Giler and Robert G. Barrett was elected as a Class III Director of the Company.

         The stockholders of the Company approved an amendment to the 1992 Plan by a vote of 3,079,130 votes in favor, in excess of a majority of eligible votes, with 1,757,750 votes against, 89,029 votes abstaining and 5,154,870 broker non-votes.

         The stockholders of the Company approved an amendment to the Purchase Plan by a vote of 4,580,036 votes in favor, in excess of a majority of eligible votes, with 261,585 votes against, 84,288 votes abstaining and 5,154,870 broker non-votes.

         The stockholders of the Company ratified and approved the selection of Deloitte & Touche LLP as the Company's independent auditors for the current fiscal year by a vote of 9,993,411 votes in favor, in excess of a majority of eligible votes, with 38,814 votes against and 48,554 votes abstaining.

Item 5.

         None

Item 6.           Exhibits

                  (a) Exhibits

                           None

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  BROOKTROUT TECHNOLOGY, INC.


Date: August 11, 1998             By:/s/Eric R. Giler
                                     _____________________________
                                     Eric R. Giler
                                     President
                                     (Principal Executive Officer)


Date: August 11, 1998             By:/s/Robert C. Leahy
                                     _____________________________
                                     Robert C. Leahy
                                     Vice President of Finance and
                                     Operations and Treasurer
                                     (Principal Financial and
                                     Accounting Officer)