Form 10-Q
period 1998-09-30
BROOKTROUT TECHNOLOGY INC
filed 1998-11-12
CIK 754516

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                             -----------------------

                                    FORM 10-Q

(Mark One)

/X/        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
--         THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1998

/ /        TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
--         THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

                           Commission File No. 0-20698

                           BROOKTROUT TECHNOLOGY, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


             Massachusetts                       04-2814792
             -------------                       ----------
             (State or other                     (I.R.S. employer
             jurisdiction of                     identification
             incorporation or                    number)
             organization)

                 410 First Avenue
                 Needham, Massachusetts              02494-2722
       ----------------------------------------      ----------
       (Address of principal executive offices)      (Zip code)

                          Registrant's telephone number
                       including area code: (781) 449-4100

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

     As of November 1, 1998, 10,812,830 shares of Common Stock, $.01 par value per share, were outstanding.


                               Page 1 of 16 pages

                           BROOKTROUT TECHNOLOGY, INC.

                                    FORM 10-Q

                    FOR THE QUARTER ENDED SEPTEMBER 30, 1998

                                TABLE OF CONTENTS

                                                                          Page
                                                                          ----

PART I     FINANCIAL INFORMATION

Item 1.    Condensed Consolidated Financial Statements

             Condensed Consolidated Balance Sheets as of
             September 30, 1998 and December 31, 1997                      3

             Condensed Consolidated Statements of Income for
             the Three Months Ended September 30, 1998 and
             September 30, 1997, and the Nine Months Ended
             September 30, 1998 and September 30, 1997                     4

             Condensed Consolidated Statements of Cash Flows
             for the Nine Months Ended September 30, 1998
             and September 30, 1997                                        5

             Notes to Condensed Consolidated Financial
             Statements                                                    6

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations

             Three Months Ended September 30, 1998 and 1997                9

             Nine Months Ended September 30, 1998 and 1997                10

             Liquidity and Capital Resources                              11

PART II    OTHER INFORMATION

Item 1.    Legal Proceedings                                              15

Item 6.    Exhibits                                                       15

           Signatures                                                     16

                           BROOKTROUT TECHNOLOGY, INC.
                      Condensed Consolidated Balance Sheets
                        (In thousands, except share data)

                                                            September 30,  December 31,
                                                                 1998          1997
                                                                 ----          ----
ASSETS
  Current assets:
    Cash and equivalents ................................     $ 27,952      $ 27,916
    Marketable securities ...............................       12,431         8,462
    Accounts receivable (less allowance for doubtful
      accounts of $1,338 in 1998 and $1,164 in 1997) ....       12,869         9,804
    Inventory ...........................................        8,311         7,801
    Deferred tax assets .................................        2,649         1,861
    Prepaid expenses ....................................          726           613
                                                              --------      --------
      TOTAL CURRENT ASSETS ..............................       64,938        56,457
                                                              --------      --------

  Equipment and furniture:
    Computer equipment ..................................        7,557         6,182
    Furniture and office equipment ......................        5,879         3,696
                                                              --------      --------
      Total .............................................       13,436         9,878
      Less accumulated depreciation and amortization ....       (5,454)       (3,253)
                                                              --------      --------

      EQUIPMENT AND FURNITURE - NET .....................        7,982         6,625

  Deferred tax assets ...................................        1,178         1,234
  Investment and other assets ...........................          796         1,099
                                                              --------      --------
      TOTAL .............................................     $ 74,894      $ 65,415
                                                              ========      ========
LIABILITIES AND STOCKHOLDERS' EQUITY
  Current liabilities:
    Accounts payable and other accruals .................     $ 13,174      $ 10,510
    Accrued compensation and commissions ................        3,296         2,321
    Customer deposits ...................................          379           325
    Accrued warranty costs ..............................        1,052           850
    Accrued income taxes ................................          621           710
                                                              --------      --------
      TOTAL CURRENT LIABILITIES .........................       18,522        14,716
                                                              --------      --------

  Deferred rent .........................................          347           255

  Stockholders' equity:
    Common stock, $.01 par value; authorized, 25,000,000
      shares; issued and outstanding 10,812,830 shares in
      1998 and 10,741,195 in 1997 .......................          108           107
    Additional paid-in capital ..........................       32,337        31,978
    Unrealized losses on marketable securities ..........         (244)           --
    Retained earnings ...................................       23,824        18,359
                                                              --------      --------

    STOCKHOLDERS' EQUITY ................................       56,025        50,444
                                                              --------      --------

                                                              $ 74,894      $ 65,415
   TOTAL .............................................        ========      ========


See notes to condensed consolidated financial statements.

                           BROOKTROUT TECHNOLOGY, INC.
              Unaudited Condensed Consolidated Statements of Income
                      (In thousands, except per share data)

                                                               Three Months Ended      Nine Months Ended
                                                                   September 30,          September 30,
                                                                1998        1997        1998        1997
                                                                ----        ----        ----        ----
REVENUE .................................................     $25,246     $19,493     $75,526     $49,288

Cost and expenses:
  Cost of product sold ..................................      10,504       8,804      31,404      21,869
  Research and development ..............................       5,074       3,990      15,744       9,280
  Selling, general and administrative ...................       7,348       5,679      21,201      14,192
  Acquired research and development .....................          --          --          --       3,746
                                                              -------     -------     -------     -------

      Total cost and expenses ...........................      22,926      18,473      68,349      49,087
                                                              -------     -------     -------     -------

INCOME FROM OPERATIONS ..................................       2,320       1,020       7,177         201
                                                              -------     -------     -------     -------

Interest income, net ....................................         480         327       1,498       1,249
                                                              -------     -------     -------     -------

Income before income tax provision ......................       2,800       1,347       8,675       1,450

Income tax provision ....................................       1,036         531       3,210         548
                                                              -------     -------     -------     -------

NET INCOME ..............................................     $ 1,764     $   816     $ 5,465     $   902
                                                              =======     =======     =======     =======

BASIC INCOME PER COMMON SHARE ...........................     $  0.16     $  0.08     $  0.51     $  0.08
                                                              =======     =======     =======     =======

SHARES FOR BASIC ........................................      10,805      10,709      10,774      10,698
                                                              =======     =======     =======     =======

DILUTED INCOME PER COMMON SHARE .........................     $  0.15     $  0.07     $  0.48     $  0.08
                                                              =======     =======     =======     =======

SHARES FOR DILUTED ......................................      11,468      11,230      11,482      11,110
                                                              =======     =======     =======     =======


See notes to condensed consolidated financial statements

                           BROOKTROUT TECHNOLOGY, INC.
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                 Nine Months Ended
                                                                   September 30,
                                                              ----------------------
                                                                1998          1997
                                                              --------      --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income ............................................     $  5,465      $    902
  Adjustments to reconcile net income to cash
    provided by operating activities:
       Deferred income taxes ............................         (732)       (2,157)
       Depreciation and amortization ....................        2,201         1,115
       Acquired research and development ................           --         3,746
       Amortization of net premium (discount) on
       Marketable securities ............................          (45)          (37)
       Increase (decrease) in cash, excluding the effects
         of an acquisition, from:
            Accounts receivable .........................       (3,065)          214
            Inventory ...................................         (510)           68
            Other current assets ........................          282          (514)
            Accounts payable and accrued expenses .......        3,806           349
                                                              --------      --------

              Cash provided by
               operating activities .....................        7,402         3,686
                                                              --------      --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Expenditures for equipment and furniture ..............       (3,558)       (2,029)
  Acquisition of Netaccess (net of cash acquired) .......           --        (9,909)
  Purchases of marketable securities ....................       (9,924)       (6,808)
  Maturities and sales of marketable securities .........        5,756         7,572
                                                              --------      --------
              Cash used in
               investing activities .....................       (7,726)      (11,174)
                                                              --------      --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from the sale of common stock ................          360            63
                                                              --------      --------

              Cash provided by
               financing activities .....................          360            63
                                                              --------      --------

INCREASE (DECREASE) IN CASH AND EQUIVALENTS .............           36        (7,425)
CASH AND EQUIVALENTS, BEGINNING OF PERIOD ...............       27,916        30,738
                                                              --------      --------

CASH AND EQUIVALENTS, END OF PERIOD .....................     $ 27,952      $ 23,313
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

3.   Income Per Share

     Basic income per share is computed using the weighted average number of common shares outstanding during each period. Diluted income per common share reflects the effect of the Company's outstanding options (using the treasury stock method), except where such options would be antidilutive. A reconciliation of shares for basic and shares for diluted is as follows:

                                             Three Months Ended                 Nine Months Ended
                                                September 30,                     September 30,
                                            1998             1997             1998             1997
                                            ----             ----             ----             ----
Shares for basic .................       10,805,000       10,709,000       10,774,000       10,698,000
Dilutive effect of stock options..          663,000          521,000          708,000          412,000
                                         ----------       ----------       ----------       ----------
Shares for diluted ...............       11,468,000       11,230,000       11,482,000       11,110,000
                                         ==========       ==========       ==========       ==========


4.   Comprehensive Income

     Effective January 1, 1998, the Company adopted the provisions of Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." Currently, in addition to net income, the only items which would be includable as other components of comprehensive income are unrealized gains or losses on marketable securities classified as available for sale. For the three months ended September 30, 1998 and 1997, comprehensive income totaled $1,520,000 and $828,000, respectively. For the nine months ended September 30, 1998 and 1997, comprehensive income totaled $5,172,000 and $911,000, respectively.

5.   Inventory

     Inventory is carried at the lower of cost (first-in, first-out basis) or market and consisted of the following: September 30, December 31,

                                      September 30,      December 30,
                                          1998               1997
                                          ----               ----

  Raw materials ....................   $3,583,000        $3,268,000

  Work in process ..................      962,000         1,606,000
  Finished goods ...................    3,766,000         2,927,000
                                       ----------        ----------
Total ..............................   $8,311,000        $7,801,000
                                       ==========        ==========

6.   Major Customers

     One customer accounted for approximately 22% and 31% of net revenue for the three months ended September 30, 1998 and 1997, respectively, and 21% and 32% for the nine months ended September 30, 1998 and 1997, respectively.

7.   Marketable Securities

     Marketable securities consist of U.S. government securities purchased with remaining maturities in excess of three months and publicly-traded corporate equity securities. The amortized cost of the U.S. government securities at September 30, 1998 was $8,208,000. Net unrealized holding gains of $13,000 on the U.S. government securities were comprised of unrealized gains of $65,000 and unrealized losses of $52,000 at September 30, 1998. Unrealized holding losses on the publicly-traded corporate equity securities totaled $257,000 at September 30, 1998.

8.   Income Taxes

     A reconciliation of the statutory federal rate to the effective rate is as follows:

                              Three Months Ended           Nine Months Ended
                                 September 30,                September 30,
                              1998          1997           1998          1997
                              ----          ----           ----          ----

Statutory tax rate             35%           34%           35%           34%
State taxes, net of
 federal benefit                8             5             8             4
Other                          (6)           --            (6)           --
                              ---           ---           ---           ---

Effective tax rate             37%           39%           37%           38%
                              ===           ===           ===           ===


9.   International Sales

     International sales, principally exports from the United States, accounted for approximately 20% and 17% of revenue for the three months ended September 30, 1998 and 1997, respectively, and 21% and 19% for the nine months ended September 30, 1998 and 1997, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

Three Months Ended September 30, 1998 and 1997

     Revenue during the three months ended September 30, 1998 increased by approximately 30% to $25,246,000, up from $19,493,000 during the three months ended September 30, 1998. This growth was attributable to increased shipments of TR Series products. Increased sales from the TR Series products reflect the growth in the local area network/fax market segment served by the Company.

     Cost of product sold was $10,504,000, or 42% of revenue, during the three months ended September 30, 1998, compared to $8,804,000, or 45% of revenue, for the same period in 1997. Gross profit percentage was approximately 58% and 55% for the three months ended September 30, 1998 and 1997, respectively. The increase in gross profit percentage is directly related to the substantial increase in higher margin TR Series product sold for the three months ended September 30, 1998. In addition to the higher margin related to increased volume, there were cost reduction efforts implemented on the TR Series products.

     Research and development expense was $5,074,000, or 20% of revenue, compared with $3,990,000, or 20% of revenue, for the three months ended September 30, 1998 and 1997, respectively. The increase reflects the Company's development efforts for Interspeed, Inc., the next generation of Netaccess products and computer telephony software development tools. It also includes continued development of the TR Series product family and Brooktrout Open Systems Telephony Architecture (BOSTon), as well as fax and OEM systems development. The Company intends to continue to commit significant resources to product development.

     Selling, general and administrative expense was $7,348,000 during the three months ended September 30, 1998, compared with $5,679,000 during the same period in 1997. This higher expense level resulted from increased staffing, promotional activities and legal expenses. As a percentage of revenue, selling, general and administrative expense for the third quarter of 1998 and 1997 was 29% of revenue.

     For the three months ended September 30, 1998, interest and other income was $480,000, compared with $327,000 for the same period in 1997.

     The Company's effective tax rate was 37% in 1998 and 39% in 1997, based on the Company's estimated effective tax rate for the full year.

Nine Months Ended September 30, 1998 and 1997

     Revenue during the nine months ended September 30, 1998 increased by approximately 53% to $75,526,000, up from $49,288,000 during the nine months ended September 30, 1997. This growth was partially attributable to increased shipments of TR Series products. Increased sales from the TR Series products reflect the growth in the local area network/fax market segment served by the Company. In 1998, revenue increased due to the inclusion of sales of Primary Rate ISDN telephone network interface products acquired through the acquisition of Netaccess, Inc. on June 30, 1997.

     Cost of product sold was $31,404,000, or 42% of revenue, during the nine months ended September 30, 1998, compared to $21,869,000, or 44% of revenue, for the same period in 1997. Gross profit percentage was approximately 58% and 56% for the nine months ended September 30, 1998 and 1997, respectively. The increase in gross profit percentage is the result of the increased volume of TR Series and Primary Rate ISDN telephone network interface products sold. In addition, the TR Series product family benefited from cost reduction efforts initiated by the Company.

     Research and development expense was $15,744,000, or 21% of revenue, compared with $9,280,000, or 19% of revenue, for the nine months ended September 30, 1998 and 1997, respectively. The increase reflects the Company's development efforts for Interspeed, Inc., the next generation of Netaccess products, and for continued development of the TR Series product family, Brooktrout Open Systems Telephony Architecture (BOSTon), fax and OEM systems development as well as computer telephony software development tools.

     Selling, general and administrative expense was $21,201,000 during the nine months ended September 30, 1998, compared with $14,192,000 during the same period in 1997. This higher expense level resulted from increased staffing, promotional activities and depreciation expense. As a percentage of revenue, selling, general and administrative expense for the first nine months of 1998 was 28% of revenue, compared with 29% for the first nine months of 1997.

     During the nine months ended September 30, 1997, the Company recorded a charge of $3,746,000 reflecting the portion of the purchase price for Netaccess, Inc. allocated to research efforts in-process.

     For the nine months ended September 30, 1998, interest and other income was $1,498,000, compared with $1,249,000 for the same period in 1997.

     The Company's effective tax rate, adjusted for significant permanent or other differences, was 37% and 38% for the nine months ended September 30, 1998 and 1997, respectively.

Liquidity and Capital Resources

     For the nine months ended September 30, 1998, the Company funded its operations principally through operating revenue. The Company's working capital increased from $41.7 million at December 31, 1997 to $46.4 million at September 30, 1998. The increase was attributable primarily to higher cash balances and investments due to continued profitable operations combined with a higher accounts receivable balance and were partially offset by higher accounts payable and other accrual balances.

     In August 1998, the Company renewed its working capital line of credit. Under the renewed line of credit, the Company may borrow up to $10,000,000 on an unsecured basis, all of which may be used for issuance of letters of credit, subject to compliance with certain covenants. The line of credit will expire in July 1999 and at that time any outstanding balances would be payable in full. Any amounts borrowed under the line would be subject to interest at the bank's prime rate. At September 30, 1998 there were no commitments outstanding on letters of credit; no borrowings have been made during any period presented.

     During the third quarter, the Company purchased $6.4 million of marketable securities, including U.S. government securities and publicly-traded corporate equity securities, which have been classified as available-for-sale.

     During the first nine months of 1998, the Company invested approximately $3.6 million in capital equipment. The Company currently has no material commitments for additional capital expenditures.

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

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities, effective for fiscal years beginning after June 15, 1999. The new standard requires that all companies record derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. Management is currently assessing the impact of SFAS No. 133 on the financial statements of the Company. The Company will adopt this accounting standard on January 1, 2000, as required.

     "THE STATEMENTS IN THE FOLLOWING SECTION INCLUDE "YEAR 2000 READINESS DISCLOSURE" WITHIN THE MEANING OF THE YEAR 2000 INFORMATION AND READINESS DISCLOSURE ACT."

Year 2000 Readiness Disclosure

     "This section contains certain statements that are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Company's Year 2000 compliance, and the eventual affects of the Year 2000 on the Company may be materially different than currently projected. This may be due to, among other things, delays in the implementation of the Company's Year 2000 Plan and the failure of key third parties with whom the Company has a significant business relationship to achieve Year 2000 compliance."

     The Year 2000 issue relates to a complex of potential problems arising from the ways in which computer software can handle dates. Many older systems use a two digit date format which may create ambiguities in passing into a new century.

     The Year 2000 is a special case in the Gregorian calendar which can create problems with certain leap-year calculation routines. In addition, various contemporary computer operating systems, including systems on which many of the Company's and its suppliers' products are dependent, employ binary dating conventions which cannot currently manage dates falling after certain times after the year 2000 (e.g., the year 2038 in the case of most 32-bit Windows software.)

     The Company has a Year 2000 Plan which it is actively pursuing to address the Company's Year 2000 issues. The Company's Year 2000 Plan focuses on each of the Company's internal systems, the Company's products, and third parties with which the Company has a significant business relationship.

     The Company's Year 2000 Plan relating to its internal systems consists of three phases - assessment, testing and implementation. The Company is currently in the testing phase and anticipates commencing the implementation phase during the fourth quarter of 1998. The Company believes that all material systems will be compliant by the Year 2000 and that the cost to address this issue is not material. The Company does not have any contingency plans in the event that its material systems are not Year 2000 compliant, however, if the Company determines that its systems may not be compliant prior to 2000, it shall create and implement contingency plans as necessary.

     The Company is in the process of gathering, testing, and producing information about the Company's products impacted by the Year 2000 transition. Although the Company believes that most of its products are in or will be (through maintenance releases or patches) in Year 2000 compliance, the Company has determined that certain of its older products are not and will not be compliant, although customers generally will have upgrade paths available to move to the company's newer compliant products, generally requiring some change in the operating environment. The Company is taking steps to inform such affected users of this issue.

     All organizations dealing with the Year 2000 must address the effect this issue will have on their significant business relationships with key third parties. The Company's significant business relationships which may be adversely impacted by the Year 2000 issue include certain contractual relationships with key suppliers of components for the Company's products, service providers for the Company's internal systems and major customers for the Company's products (including one such customer which accounts for more than 20% of the Company's revenue). The Company is undertaking steps to work with such key third parties to understand their ability to continue providing services, products and demand for the Company's products through the change to the Year 2000. If any significant Year 2000 problems are identified with key third parties, contingency plans will be developed.

     The Company anticipates that substantial litigation may be brought against vendors of all component products of systems that are unable to properly manage data related to the Year 2000. The Company has not received any threats of such litigation against it, but no assurance can be given that such litigation may not be threatened or brought in the future. The Company's agreements with customers typically contain provisions designed to limit the Company's liability for such claims. It is possible, however, that these measures will not provide protection from liability claims, as a result of existing or future federal, state or local laws or ordinances or unfavorable judicial decisions. Furthermore, the failure of the Company or the Company's key suppliers and/or customers to be Year 2000 compliant may also result in litigation being brought against the Company in addition to making it more difficult and/or costly for the Company to manufacture and sell its products. Any such claims, with or without merit, or the failure of the Company, its suppliers or customers to be Year 2000 compliant could result in a material adverse affect on the Company's business, financial condition and results of operations, including increased warranty costs, customer satisfaction issues and potential lawsuits.

Euro Issue

     Some of the countries in which the Company sells its products are Member States of the Economic and Monetary Union ("EMU"). Beginning January 1, 1999 Member States of the EMU may begin trading in either their local currencies or the euro, the official currency of EMU participating Member States. Parties are free to choose the unit they prefer in contractual relationships during the transitional period, beginning January 1999 and ending June 2002. The new accounting system that the Company implemented can be upgraded to support the euro and process transactions in either a country's local currency or the euro. The Company does not anticipate a large demand from its customers to transact in euros, so this upgrade is not planned for implementation until the fourth quarter of 1999.

Part II. OTHER INFORMATION

Item 1. Legal Proceedings

     Dismissal of Patent Infringement Lawsuit against the Company

     On October 4, 1996, Syntellect Technology Corp. ("Syntellect") filed a Complaint against the Company in the United States District Court for the Northern District of Texas (the "Texas Court"), alleging infringement of certain patents then owned by Syntellect relating to certain aspects of "automated attendant" technology (the "Syntellect Complaint"). The Syntellect Complaint sought injunctive relief, damages in an unspecified amount, and multiple damages on account of alleged willful infringement. In December 1996, the Company filed a Motion to Dismiss the Syntellect Complaint, which was denied in July 1997. In October 1997, the Company filed a Motion for Summary Judgement which was granted by the Texas Court on May 10, 1998. On June 10, 1998, the period for Syntellect to appeal the summary judgment decision expired.

     Initiation of Arbitration Proceedings against the Company

     On September 22, 1998, Syntellect served the Company with notice that it intended to pursue arbitration of a claim based on an alleged breach of a patent license agreement. On October 5, 1998, the Company filed a Complaint against Syntellect (the "Complaint") in the United States District Court for the District of Massachusetts (the "Massachusetts Court") seeking a declaratory judgement that Syntellect does not have the right to pursue its claim in arbitration. On October 7, 1998, the Company filed a motion to stay Syntellect's arbitration claim, which the Massachusetts Court denied on November 2, 1998. On October 22, 1998, Syntellect filed a demand for arbitration, with the American Arbitration Association in Dallas, Texas, in which Syntellect asserts that Brooktrout failed to pay certain royalties under a patent license agreement. On October 26, 1998, Syntellect filed a motion to dismiss the Complaint filed in the Massachusetts Court. On November 9, 1998, the Company filed an opposition to the motion to dismiss, a motion to amend the complaint and a renewed motion to stay arbitration. The Company intends to vigorously defend against Syntellect's claims.

Items 2 through 5.

     None

Item 6. Exhibits

        (a) Exhibits
             Exhibit 27 - Financial Data Schedule

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        BROOKTROUT TECHNOLOGY, INC.

Date: November 10, 1998             By: /s/ Eric R. Giler
                                       -----------------------------
                                       Eric R. Giler
                                       President
                                       (Principal Executive Officer)


Date: November 10, 1998             By: /s/ Robert C. Leahy
                                       ------------------------------
                                       Robert C. Leahy
                                       Vice President of Finance and
                                       Operations and Treasurer
                                       (Principal Financial and
                                       Accounting Officer)