Form 10-K405
period 1998-12-31
BROOKTROUT TECHNOLOGY INC
filed 1999-03-30
CIK 754516

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark one)

        [X]   ANNUAL REPORT PURSUANT
              TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1998

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


                 410 FIRST AVENUE, NEEDHAM, MASSACHUSETTS 02494
               (Address of principal executive offices)(Zip Code)


       Registrant's telephone number, including area code: (781) 449-4100


          Securities registered pursuant to Section 12(b) of the Act:

                                                           NAME OF EXCHANGE
TITLE OF EACH CLASS                                       ON WHICH REGISTERED
     _________                                                __________


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


        Securities registered pursuant to Section 12(g) of the Act: Common Stock

        Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ].

        Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

        As of March 24, 1999, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $112.6 million, based on the closing price on such date of the Company's Common Stock on the Nasdaq ("Nasdaq") National Market.

        As of March 24, 1999, 10,907,012 shares of Common Stock, $.01 par value per share, were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

        Portions of (i) the Company's Annual Report for the fiscal year ended December 31, 1998 are incorporated into Part II of this Form 10-K and (ii) the Company's Proxy Statement relating to the 1999 Annual Meeting of Shareholders of the Company are incorporated into Part III of this Form 10-K.

        "TR114", "Universal Port", "QuadraFax", "Show N Tel", "BTStack323", "ActiveCall", "System 1000", "System 500", "PowerBlock", "BOSTon", "TR2001", "Real-Time Fax", "TR1000", "Vantage" and "IP/FaxRouter" are trademarks of Brooktrout Technology, Inc. "Rhetorex", "TR Series" and "TruFax" are registered trademarks of Brooktrout Technology, Inc. "MVIP" is a trademark of Natural MicroSystems, Inc. "Touch-Tone" is a registered trademark and "UNIX"is a trademark of AT&T. "Merlin" is a registered trademark and "Legend", "Merlin Legend", "Merlin Mail", "Merlin Multi-Lingual Version", "RealCT" and "Partner Mail" are trademarks of Lucent Technologies Inc. ("Lucent", formerly a division of AT&T) "Microsoft" and "MS-DOS" are registered trademarks and "Microsoft Windows Sound System" and "Windows NT" are trademarks of Microsoft Corporation. "OS/2" is a registered trademark of International Business Machines Corp. "UnixWare" is a trademark of Univel. "QNX" is trademark of QNX, Inc. "Netaccess" and "Instant ISDN" are trademarks of Netaccess, Inc. "Instant RAS" is a registered trademark of Netaccess, Inc.

                                     PART I

        SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

        This Annual Report contains certain statements that are "forward-looking statements" as that term is defined under the Private Securities Litigation Reform Act of 1995 (the "Act") and releases issued by the Securities and Exchange Commission. The words "believe," "expect," "anticipate," "intend," "estimate" and other expressions which are predictions of or indicate future events and trends and which do not relate to historical matters identify forward-looking statements. Forward-looking statements involve known and unknown risks, uncertainties and other factors, which may cause the actual results, performance or achievements of the Company to differ materially from anticipated future results, performance or achievements expressed or implied by such forward-looking statements. The Company undertakes no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

ITEM 1.   BUSINESS

        Brooktrout Technology, Inc. ("Brooktrout" or the "Company") is a Massachusetts corporation founded in 1984 to design, manufacture and market computer hardware and software for use in electronic communications applications in telecommunications and networking environments. Brooktrout is a supplier of advanced software and hardware products for system vendors and service providers in the electronic communications market. The Company's products enable its customers to deliver a wide range of solutions for the integration and management of image (fax), voice and data communications in telecommunications and networking environments. The Company sells its products primarily to service providers, original equipment manufacturers ("OEMs") and value added resellers ("VARs") both domestically and internationally through a direct sales force and a two-tier distribution system. The Company has direct sales offices in California, Illinois, North Carolina, Maryland, Georgia, Florida, New Jersey, New Hampshire and Massachusetts and has established sales and support offices in Belgium, England and Singapore. The Company's international sales efforts, principally exports from the United States, are initiated from corporate headquarters in the United States and internationally located sales and support offices. In addition to direct international sales, significant additional revenue is derived from international sales by Brooktrout's customers of systems which incorporate Brooktrout's products.

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

        On June 30, 1997, the Company acquired the assets and assumed certain liabilities of Netaccess, Inc. ("Netaccess"), a worldwide supplier of Primary Rate and Basic Rate ISDN network interface products and multiport modem products for standards-based, open remote access and computer telephony systems. Netaccess is now operating as a wholly-owned subsidiary of the Company.

        During 1997, the Company formed Interspeed, Inc. ("Interspeed") a new wholly-owned subsidiary that will focus exclusively on high-speed network access in the data communications segment.

        In June 1998, the Company entered into two-tier distribution with its TR114 Series fax and voice boards, expanding coverage of the market and simplifying the reseller's purchasing process. The Company signed a distribution agreement with Tech Data Corporation, a leading networking supplier, and in September 1998, signed an additional distribution agreement with Ingram Micro, a leading wholesale distributor of computer technology products and services.

        On December 17, 1998, the Company acquired the assets and assumed certain liabilities of the Computer Telephony Products ("CTP") business of Lucent. The CTP business provides technologies for the voice processing industry and manufactures hardware and software components that connect PCs and LANs with telephone networks. CTP is now operating as a wholly-owned subsidiary of the Company.

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

        In addition to hardware products, the Company has emphasized the development of firmware and software development tools that support rapid and flexible applications development by software developers. Initially, the Company began making software drivers for its hardware products. In August 1991, the Company introduced a higher-level TR Series Fax & Voice Applications Programming Interface ("API"). The API provides a development environment which permits access to the functionality of Brooktrout's TR Series hardware products. Using the API, a developer of fax or voice software may readily program commands to direct a TR Series hardware product to carry out any of its signal processing functions by calling routines within the API that interpret the program's instructions in the form of detailed hardware commands. In May 1996, the Company added Show N Tel, a graphical object oriented software application development tool to the software product line through the acquisition of TSI.

        In 1993, the Company formed Brooktrout Networks Group, Inc., through the acquisition of all of the assets of DAFcom, to develop a new product which provides fax networking solutions.

        In June 1997, the Company added multi-channel Primary Rate ISDN, multi-channel Basic Rate ISDN, and multiport modem products by acquiring Netaccess. These products provide data and networking capabilities for remote access applications and for integration into computer telephony systems.

        In June 1997, the Company introduced the Brooktrout Open System Telephony architecture ("BOSTon"), a next generation Universal Port software architecture for electronic messaging applications. BOSTon will enable the Company to provide (i) a comprehensive universal port development environment for electronic messaging applications, (ii) development tools that reduce the time and cost of maintaining application software, and (iii) cost-effective DSP resource boards for a wide variety of applications and system configurations.

        In September 1997, the Company announced that it would add to its TR Series product line new software and hardware products for real-time transmission of voice and fax over packet data networks using the Internet Protocol (IP). These products include DSP resource boards, firmware, communication protocol "stacks" and enhancements to the TR Series API.

        In December 1997, the Company introduced an Enhanced Call Control application programming interface (API) which extends its TR Series fax and voice development tools to incorporate Primary Rate and Basic Rate ISDN products from Netaccess.

        In January 1998, the Company introduced high density versions of its popular TR114 Series multichannel fax and voice boards, including 12 and 16 channel boards, and an 8 channel board with an integrated T1 network interface card that can be combined with the 16 channel card to support up to 24 channels using just 2 PC slots. This enables developers to reduce deployment costs and build higher density systems for large enterprises and service providers. The TR114 Series high density boards are extensions of Brooktrout's TR114 Series fax and voice boards so they provide the same features and functionality, and are transparent to applications, so existing applications that support TR114 products can utilize these new boards immediately, thus providing investment protection and a migration path.

        In March 1998, the Company introduced the TR2001 IP Telephony platform. The TR2001 IP Telephony fax and voice boards provide up to 60 channels of IP voice and IP fax in a single PCI slot, an integrated Primary Rate ISDN network interface, and an integrated Ethernet port eliminating the need for stand-alone network interface boards.

        In March 1998, Brooktrout Software, a division of the Company, introduced ActiveCall, an add-on to its Show N Tel application development platform. ActiveCall includes server-side tools for collecting, tracking, and managing call information and exchanging data with client applications (screen pop); components for adding telephony functions to both off-the-shelf, help-desk and telemarketing software, as well as custom applications; and switch "middleware" links via TSAPI, TAPI, and native PBX APIs.

        In March 1998, the Company introduced its Real-Time Fax API. When used with the Company's TR Series fax and voice API and TR114 Series boards, the Real-Time Fax API reduces the complexity of developing IP Fax gateways.

        In March 1998, the Company introduced the TR1000 Universal Port fax and voice boards, its next generation of high density multichannel fax and voice platform for service providers and developers of enhanced fax services, unified messaging and LAN fax systems for large enterprises.

        In October 1998, Interspeed entered into beta testing with its new generation of carrier-class Digital Subscriber Line ("DSL") solutions. These systems, designed as true data communications platforms, enable Internet Service Providers ("ISPs"), Competitive Local Exchange Carriers ("CLECs"), and Local Exchange Carriers ("LECs") to provide high speed data access using existing copper wiring. The systems provide all of the functionality required to provide a high speed DSL Internet access service in a single platform.

        In December 1998, the Company added voice products, application programming interfaces, software utilities and algorithms, and network interface cards, through the acquisition of Lucent Technologies' CTP business unit. These products provide small and medium businesses with technologies for messaging and digital recording applications. The products enable customers to connect PCs and LANs with telephone networks.

        The Company has six major product lines, all of which serve the electronic communications market: IP telephony boards, voice messaging, fax processing, high-speed access and network interface, Interspeed DSL solutions, and Brooktrout Software. The following table describes Brooktrout's principal products and the markets which they serve:

     Products                  Description                        Target Customers
     --------                  -----------                        ----------------

IP/TELEPHONY
________________________________________________________________________________________________

TR2001 Series boards           Multichannel boards that           Service providers and
                               support voice and fax              OEMs implementing
                               transmission over IP networks      medium and high density
                                                                  "gateways" and other IP
                                                                  telephony systems

VOICE MESSAGING
________________________________________________________________________________________________

Vantage Series                 4 to 32 port ISA and PCI voice     OEMs, VARs, application
                               and fax boards. The PCI boards     developers, and system
                               also include an optional H.100     integrators developing
                               interface and optional fax         highly scalable
                               capability                         voice/fax solutions

RealCT                         High level API that shields        Service providers, OEMs
                               developers from the                and VARs developing CT
                               complexities of telephone          solutions
                               connection and switching

Ensemble 100                   A compact PC platform that         VARs and OEMs developing
                               includes the Quartet 4 port        voice processing solutions
                               analog, half-sized card

Prelude Series                 Half-size, low-cost, full          VARs and OEMs developing
                               featured voice processing          voice solutions
                               platforms for PC systems that
                               include the Duel 2-port
                               analog half-size card, and the
                               Quartet 4-port analog half-
                               size cards

RDSP Series                    PC voice processing platforms      OEMs and VARs developing
                               that include up to 24 ports        computer telephony
                               of voice                           applications

MerlinMail and                 Voice messaging systems            Provided to Lucent on a
PartnerMail systems for        designed for Lucent's Merlin       private label basis for sale
Lucent Technologies            Partner and Merlin Legend          to purchasers of Merlin
                               telephone switches                 Partner and Merlin
                                                                  Legend telephone systems

FAX PROCESSING
________________________________________________________________________________________________

TR114 Series Universal         Multichannel boards with           Service providers, OEMs
Port Fax & Voice boards        advanced fax and voice             and VARs implementing
                               processing capabilities            medium to high density
                               available with 2, 4, 8, 12         fax and voice systems
                               or 16 channels/board

TruFax Series Fax boards       Multi-channel 2 port fax boards    OEMs and VARs
                               providing an entry port for fax    implementing work group
                               server communications              and medium-size business
                                                                  communication servers

TR1000 Series boards           High density multichannel fax      Service providers, OEMs
                               and voice PCI boards providing     and developers of
                               up to 60 ports of intelligent      enhanced fax services
                               fax and half-duplex voice

     Products                  Description                         Target Customers
     --------                  -----------                         ----------------

TR Series API                  C-language application              Service providers, OEMs
                               development software for the TR     and VARs developing high
                               Series TruFax boards and IP         performance fax and voice
                               telephony products                  applications with specific
                                                                   custom requirements

Real-Time                      Fax API An API that reduces the     and Service providers, OEMs
                               cost complexity of developing       and VARs developing real-
                               real-time IP/Fax gateways           time fax gateways

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

HIGH-SPEED ACCESS AND NETWORK INTERFACE
________________________________________________________________________________________________

PRI/BRI WAN Interface boards   Multi-span ISDN/T1/E1/BRI           OEMs and system
                               boards for data, voice and video    integrators implementing
                               applications available in           data networking and
                               multiple bus types                  computer telephony
                                                                   applications

TRNIC Series                   Network interface cards that        Service providers, OEMs
                               provide up to 24 channels, in       and VARs integrating
                               either ISA or PCI form factors,     fax and voice systems
                               for connecting fax and voice        with T1 lines
                               systems to T1 phone lines

Instant RAS Open Remote        A family of remote access           OEMs, VARs and system
Access Server products         software and hardware for           integrators providing
                               industry standard platforms         remote access solutions
                               providing analog and digital        for office and
                               connectivity                        departmental applications

Enhanced Call Control API      An API which extends the TR         Service providers, OEMs
                               Series fax and voice development    and VARs developing
                               tools to incorporate high-speed     applications for different
                               access products                     telephone systems
                                                                   worldwide

RTNI Series                    Network interface cards that        OEMs and VARs adding voice
                               provide from 2 T1/E1 to 24          processing and call
                               analog interfaces; compatible       switching PC systems
                               communication interfaces for
                               the RDSP and Vantage Series

INTERSPEED DSL SOLUTIONS
________________________________________________________________________________________________

System 500 and 1000            DSL high-speed Internet access      Telephone companies and
carrier-class DSL solutions    platforms                           Internet service providers

     Products                  Description                         Target Customers
     --------                  -----------                         ----------------

BROOKTROUT SOFTWARE
________________________________________________________________________________________________

Show N Tel                     Windows NT rapid application        Service providers, OEMs
                               development platform for            and VARs developing
                               computer  telephony applications    enterprise computer
                                                                   telephony systems seeking
                                                                   an easy-to-use application
                                                                   development and
                                                                   prototyping tool

ActiveCall                     An add-on tool to Show N Tel        Computer telephony system
                               allowing developers to extend       integrators and VARs
                               voice response systems with         developing CTI solutions
                               advanced CTI capabilities

Software Utilities             Complete family of software         OEMs and VARs developing
and Algorithms                 utilities and algorithms for        voice and fax processing
                               developing next-generation voice    systems
                               processing systems


IP/Telephony

        TR2001 Series. In March 1998, the Company introduced the TR2001 IP Telephony platform. The TR2001 IP Telephony fax and voice boards provide up to 60 channels of IP voice and IP fax in a single PCI slot, an integrated Primary Rate ISDN network interface, and an integrated Ethernet port eliminating the need for stand-alone network interface boards. By increasing the number of ports per slot and eliminating the need for stand-alone interface boards, the TR2001 reduces the complexity and cost of delivering high density IP Telephony systems for large enterprises and service providers.

Voice Messaging

        The Vantage Series. Versatile voice and fax processing platforms for developing robust, highly scalable, high density applications on a variety of platforms. The Vantage Series are universal port boards that provide from 4 to 32 ports of voice and fax on a single resource card, in either ISA or PCI form factors. The PCI boards include optional H.100 open standards interface and optional fax capability. The Vantage Series support a variety of computer telephony solutions including messaging, digital recording, interactive voice response, outbound telemarketing, and audiotext. This provides OEMs, VARs, application developers and system integrators the ability to offer voice/fax solutions which can be packaged to better meet market demand.

        RealCT. RealCT is a high level application programming interface (API) that shields developers from the complexities of telephone connection and computer telephony resource switching, eliminates unnecessary development costs and reduces development time of CT solutions. RealCT is a Microsoft Windows Dynamic Link Library (DLL). It incorporates a user-friendly graphical user interface that simplifies the configuration of hardware and software and manages Multi-Vendor Integration Protocol (MVIP) switching. Using this method, hardware resources can easily be allocated and redistributed in real time without any need for code change.

        The Ensemble 100. A flexible, low-cost PC-based platform designed as an ideal host for compact voice processing solutions. The Ensemble 100 consists of a compact PC platform bundled with the Quartet, a 4-port analog, half-sized card. This provides VARs and OEMs developing voice processing solutions a unique technology combination that offers superior performance over other compact platforms and is priced less than if the components were sold separately.

        Prelude Series. A family of half-size, low-cost, full featured voice processing platforms for PC systems. The Prelude Series includes the Duet 2-port analog half-size card, and the Quartet 4-port analog half-size card that enables developers to build voice systems based on "miniature" PC architecture, reducing overall costs while maintaining full voice processing functionality.

        RDSP Series. PC voice processing platforms that provide developers with voice processing for ISA bus-compatible computers. The RDSP Series includes up to 24 ports of voice on a single resource card that supports development of robust solutions for messaging, digital recording, and other computer telephony applications.

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

Fax Processing

        TR114 Series. Introduced in 1992 and periodically enhanced since then, the TR114 Series Universal Port boards are designed for high performance fax and fax and voice messaging systems, such as those used by telecommunications service providers, messaging system vendors and network communication server vendors. The TR114 Series Universal Port boards offer full fax and voice processing on each channel of a single multi-channel board. Advanced fax and voice features, such as file conversions and file transfer protocols, are supported on the TR114 Series. Boards are available in a range of configurations; with two, four, eight, twelve or sixteen channels per board. The TR114 Series boards are designed to be approved by telecommunications regulatory agencies worldwide and have been approved for use in more than 31 countries including the United States, Japan, England, France and Germany.

        The range of the TR114 Series configurations allows developers flexibility in designing systems from small corporate systems to large telephone company service systems in a cost effective manner. The TR114 Series two and four channel analog boards support loop start, DID, and Basic Rate ISDN telephone service. The TR114 Series boards are designed to be used in ISA and PCI-bus computers which may be used as platforms for smaller systems, and special purpose computers providing expansion slots for up to 20 boards to serve the needs of large service providers. TR114 Series four, eight, twelve and sixteen channel digital boards with interfaces for popular Pulse Code Modulation ("PCM") highways, such as MVIP, SC Bus and PCM Expansion Bus ("PEB"), offer developers options in designing systems for digital network services (such as T1, E1 and ISDN) or with other resources, such as voice recognition, from other vendors.

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

        TR1000 Series. In March 1998, the Company introduced the TR1000 Universal Port fax and voice boards, its next generation of high density multichannel fax and voice platform for service providers and developers of enhanced fax services, unified messaging and LAN fax systems for large enterprises. The TR1000 platform provides up to 60 ports of intelligent fax and half-duplex voice in a single PCI slot with integrated T1 and Primary Rate ISDN network interfaces. With greater processing resources than current products, the TR1000 supports capabilities currently available on the TR114 Series, as well as support resource-intensive new features including V.34 fax, new image and compression formats support for on-the-fly conversion, and Kanji characters.

        TR Series API. The TR Series API, originally introduced in 1991 and periodically enhanced since then, enables developers to quickly develop sophisticated fax and voice applications. This API is a complete C language library of fax, voice, tone signaling and call processing function calls. It also includes BTStack323 - an H.323 protocol stack, time-saving sample applications, utilities and debugging tools. The API is operating-system independent and will support most operating systems, including Windows NT, UNIX, UnixWare, AIX, Solaris, QNX, OS/2, Windows 95 and MS DOS. Applications developed with the API run on all of the Company's TR Series and TruFax Series products that support the features.

        Real-Time Fax API. In March 1998, the Company introduced its Real-Time Fax API. When used with the Company's TR Series fax and voice API and TR114 Series boards, the Real-Time Fax API reduces the complexity of developing IP Fax gateways. Developers can develop and deploy a real-time IP Fax system today and migrate seamlessly to future real-time IP Fax standards such as T.Ifax2.

        IP/FaxRouter. In June, l996, Brooktrout introduced the IP/FaxRouter, an Ethernet peripheral which sends facsimile traffic via IP wide area networks including the Internet. The IP/FaxRouter was developed to address the escalating costs associated with facsimile transmission. By routing fax traffic over IP data networks like the Internet, it can reduce or eliminate fax transmission charges normally incurred from the telephone company. In organizations with significant international fax traffic, the IP/FaxRouter can significantly reduce telephone charges by routing faxes over an existing data network. Configuration Network Management System ("CNMS") software and Account Data Management System ("ADMS") software are also available with the IP/FaxRouter for centralized and remote system management as well as tracking account activity in service organizations.

High-Speed Access and Network Interface

        PRI/BRI ISDN/TI/E1 Interface Boards. Originally introduced in 1991 and periodically enhanced since then, the ISDN interface boards give OEMs and systems integrators easy to implement digital wide area network interface solutions. When combined with Instant ISDN Software and application interface, customers can develop data networking and computer telephony solutions quickly with world wide certifications. Boards are available in several bus formats including ISA, VME, and PCI with up to four interfaces per board and include computer telephony interfaces such as MVIP.

        TRNIC Series. Network interface cards that provide a seamless, easy path to connect TR114 fax and voice systems to digital telephone lines. The TRNIC's are single slot ISA and PCI add-in cards that provide an interface to a North American T1 phone line for up to 24 fax and voice channels via the PEB or MVIP telephony bus.

        Instant Remote Access Server Products. Introduced originally in 1995 as the Multiport Modem product, the Instant RAS product family provides remote access capability for industry standard platforms, such as Microsoft's Windows NT Server. These products are designed for end users requiring economical access to corporate networks through a variety of connection mechanisms, including analog modem and digital ISDN interfaces. Instant RAS products provide reliable, easy to install and maintain, and low price per port connections for small offices, branch offices, departments of larger corporations, and small Internet Service Providers. These products leverage the Company's expertise in developing network interface products for its OEM partners.

        Enhanced Call Control API. In December 1997, the Company introduced an Enhanced Call Control application programming interface ("API") which extends its TR Series fax and voice development tools to incorporate the Company's Primary Rate and Basic Rate ISDN products. The Enhanced Call Control API includes a set of high level call control functions which enable developers to easily incorporate the Company's ISDN products into their applications without requiring the developer to learn ISDN or API specifics. This simplifies development by allowing developers to write a single application that can be used in many different system implementations, from low density to high density, using a variety of telephony services.

        RTNI Series. A family of advanced telephony network interface cards that offer OEM and VAR developers a reliable, flexible and scalable solution for adding voice processing and call switching to PC systems. The RTNI family includes: 2 T1 (48 channels), 2 E1 (60 channels), and 24 analog interfaces. Each network interface card provides a T1/E1 compatible and analog communication interface for the RDSP and Vantage Series voice and fax platforms through the MVIP bus.

Interspeed Digital Subscriber Line (DSL) Solutions

        System 500 and 1000. Developed by Interspeed, the System 500 and System 1000 Digital Subscriber Line ("DSL") high speed Internet access platforms are the industry's first and only DSL products to provide all the components required to offer DSL services in a single platform, including high-performance modems, DSLAMs, switches and routers. This integrated approach provides Internet Service Providers ("ISPs"), Competitive Local Exchange Carriers ("CLECs") and Local Exchange Carriers ("LECs") with significant cost savings over separate purchases for these devices. Unlike other DSL solutions designed to enable voice services, but modified to support data, the System 1000 and System 500 are robust, efficient data-oriented platforms that offer the speed capacity, redundancy and scalability required to support broadband data communications.

Brooktrout Software

        Show N Tel. Show N Tel is a leading Windows NT rapid application development platform for computer telephony applications including Integrated Voice Response ("IVR"), call center and unified messaging solutions. The open Show N Tel client/server platform addresses the demands of data-integrated telecommunications by reducing the time required to develop complex applications for the enterprise that include voice, fax, email and telephony features.

        ActiveCall. In March 1998, the Company introduced ActiveCall, an add-on to its Show N Tel application development platform. ActiveCall includes server-side tools for collecting, tracking, and managing call information and exchanging data with client applications (screen pop); components for adding telephony functions to both off-the-shelf help-desk and telemarketing software, as well as custom applications; and switch "middleware" links via TSAPI, TAPI, and native PBX APIs. ActiveCall addresses the growing market for call center automation and telecommunications- based messaging solutions, allowing developers to extend voice response systems with advanced CTI capabilities, and reduce the cost, complexity, and time to market for delivering CTI solutions.

        Software Utilities and Algorithms. A complete family of powerful software utilities for voice processing platforms designed to make PC-to-PBX integration quick and easy. The software utilities include AccuCall Wizard for interfacing to analog switches or CO lines; Prompt Studio that provides versatile analog signal manipulation; AccuSpan which speeds installation and configuration of T1 and E1 applications; and RDSPTest which speeds setup and installation of voice boards. Additional DSP algorithms including AccuTalk, AccuDigit, AccuPulse, AccuRate, AccuPitch, Accutone, Positive Voice Control, AccuSwitch, and Caller ID/ANI detection, provide OEMs and VARs all the functions necessary to develop next-generation voice processing systems.

SALES AND MARKETING

        The Company markets its products primarily to service providers, OEMs and VARs. The Company's products provide fax and voice processing, computer telephony or fax routing functionality for systems sold by these customers. Network interface boards provide analog and digital connectivity for data, voice and video applications in multiple bus types. The Company's OEM systems encompassing a complete solution are sold to Lucent as part of that customer's products sold to end users. Digital Subscriber Line solutions provide Internet Service Providers, Competitive Local Exchange Carriers, and Local Exchange Carriers with significant cost savings over separate purchases for these devices. The Company's software line provides rapid application development for computer telephony applications.

Service Providers and Original Equipment Manufacturers (OEMs)

        Providers of enhanced telecommunications services develop, or purchase from developers, large, complex systems incorporating the Company's products to deliver electronic communications applications. These systems typically require long development times and result in periodic deployments of large systems. OEMs design, manufacture and market electronic communications systems that include the Company's products. OEMs generally have long product design and development processes that precede the release of products.

        Making sales to both of these types of customers can be a complex and time-consuming process which is often focused on technical requirements. To serve these customers in North America, the Company sells its products through a direct sales force located in Massachusetts, California, Illinois, Maryland, New Hampshire, Florida, Georgia, New Jersey, and North Carolina.

Value-added Resellers (VARs)

        VARs typically purchase the Company's products for resale to an end-user customer together with application software purchased from an ISV. The Company has established a network of resellers, including many who are designated Brooktrout Authorized Resellers. The Company employs direct sales people and manufacturers' representatives to recruit, train and assist VARs. The Company also uses a two-tier distribution system for some of its fax, network interface and multiport modem products, utilizing national distributors who then sell to VARs.

Distribution Channels

        In 1998, the Company began marketing its TR114 Series fax and voice boards through Tech Data Corporation, a leading networking supplier, and Ingram Micro, a leading wholesale distributor of computer technology products and services. Under the two-tier arrangement, Tech Data and Ingram Micro distribute several versions of the TR Series multichannel fax boards.

International

        The Company sells its products to service providers, OEMs and VARs internationally through a direct sales force organized by region. The Company has established sales offices in Belgium, England and Singapore.

        The Company's international sales efforts are initiated from corporate headquarters in the United States and internationally located sales and support offices. International sales, principally exports from the United States, accounted for approximately $20.2 million or 20% of revenue for the year ended December 31, 1998, $13.7 million or 19% of revenue for the year ended December 31, 1997 and $10.6 million or 18% of revenue for the year ended December 31, 1996. In addition to direct international sales, significant additional revenue is derived from international sales by Brooktrout's customers of systems, which incorporate Brooktrout's products.

        Most countries require technical approvals from their telecommunications regulatory agencies for products which operate in conjunction with the telephone system. Obtaining these approvals is generally a prerequisite for sales in a given jurisdiction. Obtaining requisite approvals may require from two months to a year or more depending on the product and the jurisdiction. Approval of the Company's fax products in Germany, France and Japan has taken up to twelve months or more. The Company does not believe that these delays have had a material impact on the Company's operations. The Company has not yet encountered any situation in which it has proved impossible to obtain approval in a foreign jurisdiction. The Company, its distributors or its customers have received product approvals for Brooktrout fax and voice products from agencies in Australia, Canada, France, Germany, Hong Kong, Italy, Japan, Malaysia, Netherlands, New Zealand, Singapore, Sweden, Switzerland, Mexico, Ireland, Norway, Denmark, India, Czech Republic, the United Kingdom, Austria, Belgium, Finland, Greece, Luxembourg, Portugal, Spain, China, Thailand, Argentina, Iceland and the United States.

TECHNICAL SUPPORT

        Brooktrout seeks to deliver unmatched support and service to customers. By listening to customers and thoroughly understanding their requirements, the Company believes it can provide innovative high-value products which meet or exceed customer expectations. Beyond delivery, Brooktrout backs its products with responsive, engineering level support. Generally, the Company's technical support staff members hold bachelor's degrees in electrical engineering or computer science. Staff members place the highest priority on providing timely, accurate information as well as advice on how to take advantage of Brooktrout's sophisticated product line. Brooktrout's technical support personnel have been a source of product improvements and new features and functions due to close working relationships with customers. Brooktrout's technical support department in Needham reports directly to the President as further evidence of Brooktrout's commitment to provide partnership-level support to customers. The Company's technical support activities represent an integral element of its marketing strategy. The Company believes that its technical support capability represents a significant competitive advantage.

        The Company warrants its hardware products against defects in materials and workmanship generally for twelve to thirty-six months. Extended warranties have been provided to some customers under contractual agreements or for additional consideration.

        The Company ordinarily sells its products on the basis of purchase orders received from customers. The Company has entered into agreements with many of its customers, which establish terms and conditions for sales made under these agreements from time to time. These agreements generally do not establish any long-term fixed purchase or supply commitments for either party. CTP generally has one year Volume Purchase Agreements with its most significant customers and a few very large customers have custom Buy/Sell Agreements.

        In 1996, 1997 and 1998, sales to Lucent, the Company's largest customer, accounted for 33%, 30%, and 22%, respectively, of the Company's total revenues. The Company sells essentially all of its major products to a number of separate business units within Lucent, although sales of the Merlin Legend Mail, Merlin Mail Multi-Lingual Version and Partner Mail systems have constituted 88%, 82% and 83% of the revenue from Lucent in 1996, 1997 and 1998, respectively. Merlin Legend Mail and Partner Mail and other products are sold to Lucent under purchase orders issued by Lucent on an as-required basis. The Company and Lucent consult closely with respect to expected future requirements and timing of orders. No other single customer accounted for more than 10% of the Company's total sales in 1996, 1997 or 1998.

PRODUCT DEVELOPMENT

        The market for electronic communications products is characterized by rapid technological change, changes in customer requirements, frequent new product introductions and enhancements and emerging industry standards. The Company focuses significant resources on improving its products in response to changes in operating systems, application software, computer and telephony hardware, networking software, programming tools and computer language technology. During the years ended December 31, 1996, 1997 and 1998, the Company spent approximately $7.2 million, $13.6 million and $22.1 million, or 12%, 19% and 22% of revenue, respectively, on research and development. Research and development expenses have generally been charged to operations as incurred. The Company is continuing its development efforts for its current products, as well as developing next generation versions of its current products. Research and development expenses have generally been charged to operations as incurred. The Company believes significant investments in product development are required to remain competitive. As a consequence, the Company intends to continue to increase the dollar amount of its product development expenditures in the future.

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

        The Company expects that it will face increasing pricing pressures from its current competitors and new market entrants. The Company's competitors may engage in pricing practices that cause the Company to reduce the average selling prices of its products. To offset declining average selling prices, the Company believes that it must successfully develop and introduce on a timely basis new products or products that incorporate new features that can be sold at gross margins comparable to those on existing products. To the extent that such new products are not developed in a timely manner, do not achieve customer acceptance, or do not generate comparable gross margins, the Company's profitability may decline.

BACKLOG

        At December 31, 1998, the Company's backlog of orders for products and services was approximately $8,952,000 compared with approximately $12,532,000 at December 31, 1997. All of the backlog is expected to be shipped or provided before the end of 1999. All orders believed to be firm for products or services to be shipped or provided in the future are included in the backlog. The Company regards all orders as firm orders and has experienced an order cancellation rate in the past which the Company considers to be immaterial, although no assurance can be given that adverse effects may not result from order cancellations in the future. Because of the possibility of customer changes in delivery schedules or cancellation of orders, the Company's backlog as of any particular date may not be indicative of actual sales for any particular future period. The period of time between placement of an order and delivery of the product varies from one day for certain TR Series products to ten months for certain OEM systems products.

MANUFACTURING

        Brooktrout's manufacturing operations consist primarily of final assembly and testing of components, systems and subsystems. The Company tests its products at various stages in the manufacturing process. Each product undergoes a final load and functional test at the Company's Needham, Massachusetts, Salem, New Hampshire or Los Gatos, California facility prior to shipment.

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

EMPLOYEES

        As of December 31, 1998, the Company had 416 full-time employees, of which 163 were engaged in engineering and product development, 50 in administration, 52 in manufacturing and 151 in sales, marketing and technical support. None of the Company's employees are represented by any labor union and the Company believes its relations with its employees are good.

EXECUTIVE OFFICERS

        The executive officers of Brooktrout as of March 15, 1999 are as follows:

          Name                     Age           Position
          ----                     ---           --------

Eric R. Giler ..................   43     President and Director

David W. Duehren ...............   41     Vice President of Research and
                                          Development, Clerk and Director

Patrick T. Hynes ...............   40     Vice President of Advanced Product
                                          Engineering and Director

Stephen A. Ide .................   55     Senior Vice President, Brooktrout
                                          Technology, Inc., President,
                                          Interspeed, Inc.

Robert C. Leahy ................   46     Vice President of Finance and
                                          Operations and Treasurer

R. Andrew O'Brien ..............   40     Vice President of Business
                                          Development

Jonathan J. Sirota .............   57     Vice President, Brooktrout
                                          Technology, Inc., President, Salem
                                          Division

Mark D. Flanagan ...............   45     Vice President, Brooktrout
                                          Technology, Inc., President,
                                          Brooktrout Software

M. Kenneth Lavine ..............   54     Vice President, Brooktrout
                                          Technology, Inc., President, Los
                                          Gatos Division


        Eric R. Giler is a Company founder and has been President and a Director of Brooktrout since the Company's inception in 1984. Prior to founding the Company, Mr. Giler worked primarily in the area of technical marketing and sales as a product manager with Teradyne, Inc. and an applications engineering manager for Intec Corp. Mr. Giler is Chairman of the Massachusetts Telecommunications Council. He received a Bachelor of Science degree from Carnegie-Mellon University and a Master of Business Administration degree from the Harvard Business School. Mr. Giler is a director of various public and privately-held high technology corporations.

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

        Stephen A. Ide has been Senior Vice President of Brooktrout and President of Interspeed, Inc. since January 1997. Mr. Ide was Senior Vice President of Sales and Marketing of Brooktrout from January 1993 to December 1996 and was Vice President of Sales and Marketing of Brooktrout from July 1987 to December 1992. Prior to joining Brooktrout, Mr. Ide was co-founder and president of Computer Telephone Corporation. Mr. Ide also served as vice president of operations for Rolm of New England Corporation.

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

        R. Andrew O'Brien has been Vice President of Business Development of Brooktrout since July 1998 and Vice President of Marketing and Business Development from July 1993 to June 1998. Mr. O'Brien was Director of Marketing and Business Development from January 1993 to June 1993. Prior to joining Brooktrout, Mr. O'Brien was a consultant with McKinsey & Company, Inc. from September 1986 to January 1993. Mr. O'Brien received a Bachelor of Arts degree from Yale University and a Master of Business Administration degree from the Harvard Business School.

        Jonathan J. Sirota has been Vice President of Brooktrout and President of the Salem Division since September 1998. Mr. Sirota was Vice President of Engineering from January 1994 to August 1998. Prior to joining Brooktrout, Mr. Sirota was Senior Vice President of Engineering and Operations for ERGO Computing, Inc. from March 1989 to January 1994. Mr. Sirota received a Bachelor of Science degree in Electrical Engineering from Rensselaer Polytechnic Institute and a Master of Science degree in Electrical Engineering from Massachusetts Institute of Technology.

        Mark D. Flanagan has been Vice President of Brooktrout and President of Brooktrout Software since January 1998. Prior to joining Brooktrout, Mr. Flanagan was executive vice president of Lernout & Hauspie's Dictation Division and general manager of its PC Applications Group. Previously, he held senior management positions with International Data Group, Lotus Development Corporation and International Thomson Organization. Mr. Flanagan holds a Bachelor of Arts degree from the University of Rochester and he also attended The Graduate School of Management at Boston College.

        M. Kenneth Lavine has been Vice President of Brooktrout and President of the Los Gatos Division since December 1998. Prior to joining Brooktrout, Mr. Lavine was President and General Manager of Lucent Technologies Inc.'s Computer Telephony Products business. Previously, he was President/CEO of Time and Space Processing, Inc., a wholly owned subsidiary of GTE Corporation from 1991 to 1993 and a wholly owned subsidiary of Graphic Scanning from 1986 to 1991. Mr. Lavine received Bachelor of Science and Masters of Engineering degrees in Chemical Engineering from Cornell University and a Master of Business Administration from the Graduate School of Business, Stanford University.

ITEM 2.   PROPERTIES

        The Company leases a stand-alone facility in Needham, Massachusetts that is approximately 38,000 square feet. The lease commenced March 1, 1996 and expires October 31, 2006. The facility accommodates corporate headquarters as well as research and development, engineering, sales, marketing and administration.

        The Company also leases approximately 16,515 square feet in Southborough, Massachusetts, which it took over as a lessee in connection with its acquisition of TSI. This facility accommodates research and development, engineering and technical support. The lease for this facility commenced on May 1, 1995 and expires on April 30, 2001.

        In 1997, the Company signed an additional lease for its manufacturing operations in Needham, Massachusetts. The stand alone facility is approximately 31,000 square feet. The lease commenced April 7, 1997 and expires April 6, 2006.

        Netaccess leases approximately 26,000 square feet in Salem, New Hampshire, for administrative, sales, marketing, engineering, and manufacturing operations. This lease commenced on May 1, 1997 and expires on August 31, 2000. Netaccess also leases sales office space in Columbia, Maryland and Sunnyvale, California both of which are leased for six month periods with automatic renewal clauses.

        Brooktrout Networks Group, Inc. leases approximately 3,200 square feet in Richardson, Texas for research and development. The Company signed a new lease for this facility which commenced on February 1, 1998 and expires on January 31, 2001.

        The Company has also signed operating lease commitments for office space in Belgium, Singapore, California and North Carolina. The Belgium lease is for a period of 2 years and the California lease is for 5 years, while the rest of the leases are for 1 year or less.

        Due to the acquisition of CTP in December 1998, the Company acquired leased space of approximately 33,000 square feet in Los Gatos, California for administrative, sales, marketing, engineering, and manufacturing operations. This lease commenced on February 1, 1996 and expires on January 31, 2001 with the option to renew for a 5 year period. In addition, CTP leases sales office space in the UK under a lease that runs for 3 years.

        The Company recently signed a 5 year lease for a 33,000 square foot manufacturing and sales facility in North Andover, Massachusetts to accommodate the growth of Interspeed, Inc.

        The Company believes that its present facilities are adequate for its current needs and that suitable additional space will be available as needed.

ITEM 3.   LEGAL PROCEEDINGS

Dialogic Corporation Matters.

        In August 1995, Spectron Microsystems, Inc. ("Spectron"), a subsidiary of Dialogic Corporation ("Dialogic"), filed a lawsuit against the Company in Federal District Court for the District of New Jersey, alleging infringement by the Company's products of patents owned by Spectron and seeking damages, special damages and injunctive relief. The Company filed an Answer and Counterclaim asserting noninfringement and further asserting that the patent was licensed to the Company, and seeking declaratory and monetary relief. In February 1996, on motion of the Company, this action was transferred to the Federal District Court for the District of Massachusetts. The Company has filed a motion for summary judgment because Dialogic sold Spectron's assets, including the two patents on which it has sued the Company, to Texas Instruments, Incorporated on February 17, 1998. The motion was argued on March 17, 1999 and is under advisement. A trial date has been set for September 13, 1999.

        In November 1995, the Company filed, in the Federal District Court for the District of Massachusetts, a lawsuit against Dialogic and certain affiliated parties, seeking rescission of a Settlement Agreement entered into in settlement of prior litigation, damages, multiple damages, an order vacating the dismissal of the previously litigated cases, and specific enforcement of an earlier agreement regarding the settlement. Dialogic filed an Answer and Counterclaim on January 30, 1996. The Counterclaim seeks an award of damages and special damages. This litigation was settled by agreement of the parties and a stipulation of dismissal was filed with the court on February 8, 1999.

Syntellect Technology Corp. Matters.

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

     On September 22, 1998, Syntellect served the Company with notice that it intended to pursue arbitration of a claim based on an alleged breach of a patent license agreement. On October 5, 1998, the Company filed a Complaint against Syntellect (the "Complaint") in the United States District Court for the District of Massachusetts (the "Massachusetts Court") seeking a declaratory judgement that Syntellect does not have the right to pursue its claim in arbitration. On October 7, 1998, the Company filed a motion to stay

Syntellect's arbitration claim, which the Massachusetts Court denied on November 2, 1998. On December 17, 1998, the Massachusetts Court denied the Company's renewed motion to stay arbitration and ordered that all other matters be held in abeyance until completion of the arbitration proceedings.

        On October 22, 1998, Syntellect filed a demand for arbitration, with the American Arbitration Association (the "AAA") in Dallas, Texas, in which Syntellect asserts that Brooktrout failed to pay certain royalties under a patent license agreement. On December 15, 1998, the Company filed an opposition to Syntellect's supplemental motion to dismiss. On December 16, the AAA granted the Company's request that any arbitration hearing be conducted by the Boston Regional Office of the AAA. On January 6, 1999, the Company filed an answering statement in the arbitration proceedings, in which all claims were denied. The parties to the arbitration have submitted their preferences for selection of an arbitrator. The Company intends to vigorously defend against Syntellect's claims in the arbitration.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

        None.

                                     PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS

        Information in response to this item appears under the caption "Stock Market Information" of the Company's Annual Report for the year ended December 31, 1998, which is incorporated in this report by reference.

ITEM 6.   SELECTED FINANCIAL DATA

        Information in response to this item appears under the caption "Selected Consolidated Financial Data" of the Company's Annual Report for the year ended December 31, 1998, which is incorporated in this report by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

        Information in response to this item appears under the caption "Management's Discussion & Analysis of Financial Condition and Results of Operations" contained in the Company's Annual Report for the year ended December 31, 1998, which is incorporated in this report by reference.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Information in response to this item appears under the caption "Quantitative and Qualitative Disclosures about Market Risk" contained in the Company's Annual Report for the year ended December 31, 1998, which is incorporated in this report by reference.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        Information in response to this item is contained in the Company's Annual Report for the year ended December 31, 1998, which is incorporated in this report by reference.

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING

               AND FINANCIAL DISCLOSURE

        None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        DIRECTORS. The information appearing under the caption "Information Regarding Nominees and Directors" of the Company's Proxy Statement for its 1999 Annual Meeting of Stockholders is incorporated in this report by reference.

        EXECUTIVE OFFICERS. Information with respect to executive officers appears under the caption "Executive Officers" in Item 1 of this report.

ITEM 11.  EXECUTIVE COMPENSATION

        Information in response to this Item appears under the caption "Executive Compensation" of the Company's Proxy Statement for its 1999 Annual Meeting of Stockholders, which is incorporated in this report by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        Information in response to this Item appears under the captions "Principal Stockholders" and "Ownership by Management of Equity Securities" of the Company's Proxy Statement for its 1999 Annual Meeting of Stockholders, which is incorporated in this report by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        None.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

        (a)(1)   Financial Statements

        The following is included in Part II of this report, incorporated by reference from the Company's Annual Report for the year ended December 31, 1998 filed as Exhibit 13 hereto:

                                                                        Page No.
                                                                        --------

        Independent Auditors' Report

        Consolidated Balance Sheets as of December 31, 1998 and 1997 Consolidated Statements of Income for the Years Ended
          December 31, 1998, 1997 and 1996
        Consolidated Statements of Comprehensive Income (Loss) for
          the Years Ended December 31, 1998, 1997 and 1996 Consolidated Statements of Stockholders Equity (Deficiency)
          for the Years Ended December 31, 1998, 1997 and 1996 Consolidated Statements of Cash Flows for the
          Years Ended December 31, 1998, 1997 and 1996
        Notes to Consolidated Financial Statements

        (a)(2)   Financial Statement Schedule

        The following are contained on the indicated pages of this annual report on Form 10-K:

                                                                        Page No.
                                                                        --------

        Independent Auditors' Report on Schedule.......................
        Schedule IX Valuation and Qualifying Accounts..................

        Schedules not listed above are omitted because they are not required or because the required information is given in the Consolidated Financial Statements or Notes thereto.

        (a)(3)   Exhibits

        The following exhibits are filed as part of this report. Where such filing is made by incorporation by reference to a previously filed statement, such statement is identified.

Exhibit
  No.       Title                                                       Page No.
-------     -----                                                       --------

3.1         Restated Articles of Organization of the Company (1)

3.2         Articles of Amendment to the Restated Articles of
            Organization of the Company

3.3         Amended and Restated By-laws of the Company (2)

4.1 Specimen certificate for shares of Common Stock, $.01 par value, of the Company (2)

4.2         Brooktrout Technology, Inc. 1992 Stock Incentive Plan (3)

4.3         Second Amendment to Brooktrout Technology, Inc. 1992 Stock Incentive
            Plan (4)

4.4         Brooktrout Technology, Inc. Amended and Restated 1992 Stock Purchase
            Plan (4)

4.5 First Amendment to Brooktrout Technology, Inc. Amended and Restated 1992 Stock Purchase Plan (4)

10.1        Lease between the Company and Trustees of Needham 152
            Second Avenue Trust dated April 7, 1997 (5)

10.2        Lease between the Company and NAM Partners, L.P. dated
            December 28, 1998

10.3 Assignment and Assumption of Lease between the Company and Lucent Technologies Inc. dated December 17, 1998

10.4 Lease between the Company and Pacific Gateway Properties, Inc., dated August 15, 1995, as amended

13          1998 Annual Report of Brooktrout Technology, Inc.

21          Subsidiaries of the Company

23          Independent Auditors' Consent

27          Financial Data Schedule

------------------------

(1) Filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1992, as filed on March 31, 1993.

(2) Filed as an exhibit to the Company's Registration Statement on Form S-1 with respect to its initial public offering of Common Stock as initially filed on August 28, 1992 (File No. 33-51424).

(3) Filed as an exhibit to the Company's Registration Statement on Form S-8 filed with the Commission on September 19, 1996, File No. 333-12313.

(4) Filed as an exhibit to the Company's Registration Statement on Form S-8 filed with the Commission on September 4, 1998, File No. 333-62959.

(5) Filed as an exhibit to the Company's Annual Report on Form 10-K for the Fiscal year ended December 31, 1997, as filed on March 30, 1998.

        (b)   Reports on Form 8-K

        An 8-K/A was filed by the Company on March 2, 1999. This report presented pro forma financial information and unaudited financial statements for the Computer Telephony Products division of Lucent Technologies Inc. acquisition.

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                BROOKTROUT TECHNOLOGY, INC.

                                                By: /s/ Eric R. Giler
                                                    -----------------------
                                                    Eric R. Giler
                                                    President

Date: March 29, 1999







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

      Signatures                       Title                          Date
      ----------                       -----                          ----
/s/ Eric R. Giler           President and Director (Principal     March 29, 1999
------------------------    Executive Officer)
Eric R. Giler


/s/ Robert C. Leahy         Vice President of Finance             March 29, 1999
------------------------    and Operations and Treasurer
Robert C. Leahy             (Principal Financial and
                            Accounting Officer)


/s/ David W. Duehren        Vice President and Director           March 29, 1999
------------------------
David W. Duehren


/s/ Patrick T. Hynes        Vice President and Director           March 29, 1999
------------------------
Patrick T. Hynes


/s/ Robert G. Barrett       Director                              March 29, 1999
------------------------
Robert G. Barrett


/s/ David L. Chapman        Director                              March 29, 1999
------------------------
David L. Chapman


/s/ W. Brooke Tunstall      Director                              March 29, 1999
------------------------
W. Brooke Tunstall


INDEPENDENT AUDITORS' REPORT ON FINANCIAL STATEMENT SCHEDULE
To the Board of Directors and Stockholders of
 Brooktrout Technology, Inc.:
We have audited the consolidated financial statements of Brooktrout Technology, Inc. and subsidiaries as of December 31, 1998 and 1997, and for each of the three years in the period ended December 31, 1998, and have issued our report thereon dated February 10, 1999, which is incorporated by reference in this Annual Report on Form 10-K. Our audits also included the financial statement schedule of Brooktrout Technology, Inc., listed in Item 14. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.


/s/ Deloitte & Touche LLP

Deloitte & Touche LLP
Boston, Massachusetts
February 10, 1999

                                                                     SCHEDULE IX


                           BROOKTROUT TECHNOLOGY, INC.

                        VALUATION AND QUALIFYING ACCOUNTS
                                 (In Thousands)



                                         BALANCE AT   CHARGED TO                             BALANCE
                                          BEGINNING    COST AND                 ADDITIONAL    AT END
                                          OF YEAR      EXPENSES    DEDUCTIONS     EXPENSE    OF YEAR
                                         -----------------------------------------------------------

ALLOWANCE FOR DOUBTFUL ACCOUNTS:
For the year ended December 31, 1996          449        144          (69)           --         524

For the year ended December 31, 1997          524        748         (108)           --       1,164

For the year ended December 31, 1998        1,164        958         (447)          638       2,313


ACCRUED WARRANTY COSTS:
For the year ended December 31, 1996          337        207          (98)           --         446

For the year ended December 31, 1997          446        672         (268)           --         850

For the year ended December 31, 1998          850        948         (484)           --       1,314
