Form 10-K/A
period 1998-12-31
BROOKTROUT TECHNOLOGY INC
filed 1999-05-14
CIK 754516

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                            -------------------------
                                   FORM 10-K/A

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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

        Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of March 24, 1999, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $112.6 million, based on the closing price on such date of the Company's Common Stock on the Nasdaq ("Nasdaq") National Market. As of March 24, 1999, 10,907,012 shares of Common Stock, $.01 par value per share, were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

        Portions of (1) the Company's Annual Report for the fiscal year ended December 31, 1998 are incorporated into Part II of this Form 10-K and (2) the Company's Proxy Statement relating to the 1999 Annual Meeting of Shareholders of the Company are incorporated into Part III of this Form 10-K.

                                     PART IV

ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

        (a) (3)  Exhibits

        The following exhibits are filed as part of this report on Form 10-K/A. Such filings are made by incorporation by reference to the Company's Current Report on Form 8-K dated September 9, 1998, as filed on September 14, 1998.

Exhibit
   No.                                            Title
-------                                           -----

   3.1 Certificate of Vote of Directors Establishing a Series of a Class of Stock of the Company classifying and designating the Series A Junior Participating Cumulative Preferred Stock

   4.1 Shareholder Rights Agreement, dated as of September 9, 1998, between the Company and State Street Bank and Trust Company, as Rights Agent

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

Date: May 13, 1999


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

             Signatures                                Title                                   Date
             ----------                                -----                                   ----

/s/ Eric R. Giler                              President and Director (Principal           May 13, 1999
--------------------------------------         Executive Officer)
Eric R. Giler

/s/ Robert C. Leahy                            Vice President of Finance                   May 13, 1999
--------------------------------------         and Operations and Treasurer
Robert C. Leahy                                (Principal Financial and
                                               Accounting Officer)

/s/ David W. Duehren                           Vice President and Director                 May 13, 1999
--------------------------------------
David W. Duehren

/s/ Patrick T. Hynes                           Vice President and Director                 May 13, 1999
--------------------------------------
Patrick T. Hynes

/s/ Robert G. Barrett                          Director                                    May 13, 1999
--------------------------------------
Robert G. Barrett

/s/ David L. Chapman                           Director                                    May 13, 1999
--------------------------------------
David L. Chapman

/s/ W. Brooke Tunstall                         Director                                    May 13, 1999
--------------------------------------
W. Brooke Tunstall