Form 10-Q
period 1999-03-31
BROOKTROUT TECHNOLOGY INC
filed 1999-05-14
CIK 754516

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                             -----------------------

                                    FORM 10-Q

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
---  THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1999

[ ]  TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
---  THE SECURITIES EXCHANGE ACT OF 1934


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

Yes [X] No [ ]

     As of May 1, 1999, 10,911,540 shares of Common Stock, $.01 par value per share, were outstanding.

                               Page 1 of 17 pages

                           BROOKTROUT TECHNOLOGY, INC.

                                    FORM 10-Q

                      FOR THE QUARTER ENDED MARCH 31, 1999

                                TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----

PART I     FINANCIAL INFORMATION

Item 1.    Condensed Consolidated Financial Statements

           Condensed Consolidated Balance Sheets as of
           March 31, 1999 and December 31, 1998                                3

           Condensed Consolidated Statements of Income for
           the Three Months Ended March 31, 1999 and
           March 31, 1998                                                      4

           Condensed Consolidated Statements of Comprehensive
           Income (Loss) for the Three Months Ended
           March 31, 1999 and March 31, 1998                                   5

           Condensed Consolidated Statements of Cash Flows
           for the Three Months Ended March 31, 1999
           and March 31, 1998                                                  6

           Notes to Condensed Consolidated Financial
           Statements                                                          7

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations

           Three Months Ended March 31, 1999 and 1998                         12

           Liquidity and Capital Resources                                    13

PART II    OTHER INFORMATION

Item 1.    Legal Proceedings                                                  16

Item 6.    Exhibits                                                           16

           Signatures                                                         17

                           BROOKTROUT TECHNOLOGY, INC.
                      Condensed Consolidated Balance Sheets
                        (In thousands, except share data)



                                                                March 31,     December 31,
                                                                  1999            1998
                                                                --------      ------------
ASSETS

  Current assets:
    Cash and equivalents..................................      $ 10,494        $  8,518
    Marketable securities.................................         2,602           3,837
    Accounts receivable (less allowance for doubtful
      accounts of $1,930 in 1999 and $2,313 in 1998)......        17,433          15,837
    Inventory.............................................        12,561          10,668
    Deferred tax assets...................................         4,456           3,853
    Prepaid expenses......................................         1,653           1,242
                                                                --------        --------
      TOTAL CURRENT ASSETS................................        49,199          43,955
                                                                --------        --------

  Equipment and furniture:
    Computer equipment....................................         8,780           8,602
    Furniture and office equipment........................         6,699           6,336
                                                                --------        --------
      Total...............................................        15,479          14,938
      Less accumulated depreciation and amortization......        (6,941)         (5,973)
                                                                --------        --------

      EQUIPMENT AND FURNITURE - NET.......................         8,538           8,965

  Deferred tax assets.....................................         4,632           4,719
  Acquired technology and other intangible assets.........        14,300          14,746
  Investments and other assets............................           824             824
                                                                --------        --------

        TOTAL.............................................      $ 77,493        $ 73,209
                                                                ========        ========

LIABILITIES AND STOCKHOLDERS' EQUITY

  Current liabilities:
    Accounts payable and other accruals...................      $ 17,992        $ 15,777
    Accrued compensation and commissions..................         4,928           4,529
    Customer deposits.....................................           544             614
    Accrued warranty costs................................         1,315           1,314
    Accrued taxes.........................................         1,144             496
                                                                --------        --------
      TOTAL CURRENT LIABILITIES...........................        25,923          22,730
                                                                --------        --------

  Deferred rent...........................................           392             350


  Stockholders' equity:
    Common stock, $.01 par value; authorized, 25,000,000
      shares; issued and outstanding 10,911,390 shares in
      1999 and 10,828,362 in 1998.........................           109             108
    Additional paid-in capital............................        32,750          32,528
    Accumulated other comprehensive income (loss).........        (1,957)         (1,199)
    Retained earnings.....................................        20,276          18,692
                                                                --------        --------

    STOCKHOLDERS' EQUITY..................................        51,178          50,129
                                                                --------        --------

    TOTAL.................................................      $ 77,493        $ 73,209
                                                                ========        ========


See notes to condensed consolidated financial statements.

                           BROOKTROUT TECHNOLOGY, INC.
                   Condensed Consolidated Statements of Income
                      (In thousands, except per share data)


                                          Three Months Ended March 31,
                                          ----------------------------
                                              1999          1998
                                             -------       -------

REVENUE.................................     $32,218       $24,176

Cost and expenses:
  Cost of product sold..................      12,957         9,985
  Research and development..............       6,536         5,290
  Selling, general and administrative...      10,404         6,632
                                             -------       -------

      Total cost and expenses...........      29,897        21,907
                                             -------       -------

INCOME FROM OPERATIONS..................       2,321         2,269

Interest income, net....................          79           450
                                             -------       -------

Income before income tax provision......       2,400         2,719

Income tax provision....................         816         1,006
                                             -------       -------

NET INCOME..............................     $ 1,584       $ 1,713
                                             =======       =======

BASIC INCOME PER COMMON SHARE...........     $  0.15       $  0.16
                                             =======       =======

SHARES FOR BASIC........................      10,862        10,746
                                             =======       =======

DILUTED INCOME PER COMMON SHARE.........     $  0.14       $  0.15
                                             =======       =======

SHARES FOR DILUTED......................      11,404        11,417
                                             =======       =======


See notes to condensed consolidated financial statements.

                           BROOKTROUT TECHNOLOGY, INC.
        Condensed Consolidated Statements of Comprehensive Income (Loss)
                                 (In thousands)




                                                          Three Months Ended March 31,
                                                          ----------------------------
                                                                1999        1998
                                                              --------    --------

Net income.............................................       $ 1,584     $ 1,713

   Unrealized gains (losses) on marketable securities..        (1,235)        (19)

   Foreign currency translation adjustment.............            (5)         --
                                                              -------     -------


Comprehensive income before income tax
 provision (benefit)...................................           344       1,694

Income tax (benefit) related to items of
 comprehensive income..................................          (482)         (7)
                                                              -------     -------

Comprehensive income...................................       $   826     $ 1,701
                                                              =======     =======



See notes to condensed consolidated financial statements.

                           BROOKTROUT TECHNOLOGY, INC.
                 Condensed Consolidated Statements of Cash Flows
                                 (In thousands)

                                                          Three Months Ended
                                                               March 31,
                                                       -------------------------
                                                         1999            1998
                                                       ---------       ---------
CASH FLOWS FROM OPERATING ACTIVITIES:

  Net income.....................................      $  1,584        $  1,713
  Adjustments to reconcile net income to cash
    provided by operating activities:
      Depreciation and amortization..............         1,414             673
      Amortization of (premium) discount on
       marketable securities.....................            (4)            (17)
      Deferred income taxes......................           (35)           (202)
      Increase (decrease) in cash from:
        Accounts receivable......................        (1,596)            357
        Inventory................................        (1,893)           (623)
        Other prepaid expenses...................          (411)            100
        Accounts payable and other accruals......         3,235           1,715
                                                       --------        --------

          Cash provided by operating
           activities............................         2,294           3,716
                                                       --------        --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Expenditures for equipment and furniture.......          (541)           (844)
  Purchases of marketable securities.............            --          (1,755)
  Maturities and sales of marketable securities..            --           1,506
                                                                       --------

          Cash used for investing activities.....          (541)         (1,093)
                                                       --------        --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from the sale of common stock.........           223              16

          Cash provided by financing activities..           223              16
                                                       --------        --------

INCREASE IN CASH AND EQUIVALENTS.................         1,976           2,639
CASH AND EQUIVALENTS, BEGINNING OF PERIOD........         8,518          27,916
                                                       --------        --------

CASH AND EQUIVALENTS, END OF PERIOD..............      $ 10,494        $ 30,555
                                                       ========        ========

See notes to condensed consolidated financial statements.

BROOKTROUT TECHNOLOGY, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

1.   Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. They should be read in conjunction with the audited consolidated financial statements incorporated by reference in or included in the Company's 1998 Annual Report on Form 10K.

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

2.   Acquisition

     On December 17, 1998, the Company acquired the assets and assumed certain liabilities of the Computer Telephony Products (CTP) business of Lucent Technologies Inc. CTP provides technologies for the voice processing industry and manufactures hardware and software components that connect PCs and LANs with telephone networks. The purchase price was $29.4 million, paid in cash, plus $1.1 million of transaction costs, and the Company assumed certain liabilities aggregating $1.9 million. The acquisition has been accounted for as a purchase, and accordingly, the results of operations of CTP have been included in the Company's consolidated financial statements from the date of acquisition. The purchase price has been allocated to the assets acquired based upon their fair values using independent appraisals.

3.   Income Per Share

     Basic income per share is computed using the weighted average number of common shares outstanding during each year. Diluted income per share reflects the effect of the Company's outstanding options (using the treasury stock method), except where such options would be antidilutive. A reconciliation of weighted average shares used for the basic and diluted computations is as follows:


                                                Three Months Ended

                                            March 31,          March 31,
                                              1999               1998
                                           ----------         ----------
  Shares for basic.....................    10,862,000         10,746,000
  Dilutive effect of stock options.....       542,000            671,000
                                           ----------         ----------
  Shares for diluted...................    11,404,000         11,417,000
                                           ==========         ==========


4.   Inventory

     Inventory is carried at the lower of cost (first-in, first-out basis) or market and consisted of the following:


                                            March 31,        December 31,
                                              1999               1998
                                          ------------       ------------

  Raw materials........................   $ 4,122,000        $ 3,277,000
  Work in process......................     2,994,000          2,164,000
  Finished goods.......................     5,445,000          5,227,000
                                          -----------        -----------
      Total............................   $12,561,000        $10,668,000
                                          ===========        ===========


5.   Cash Flow Information

     Cash equivalents include highly liquid securities with remaining maturities of three months or less at the time of purchase.

     Supplemental disclosure of cash flow information:

                                            March 31,          March 31,
                                              1999               1998
                                           ----------         ----------
  Cash paid for interest...............   $     4,000        $     1,000
  Cash paid for income taxes...........   $   156,000        $ 1,165,000

6.   Major Customers

     One customer accounted for approximately 15% and 20% of net revenue for the three months ended March 31, 1999 and 1998, respectively.

7.   Marketable Securities

     Marketable securities are classified as available-for-sale and are carried at fair market value using current market quotes. Unrealized gains or losses are included in comprehensive income (loss).

     Marketable securities consist of publicly-traded corporate equity securities and U.S. government securities with remaining maturities in excess of three months. Gross unrealized losses related to the equity securities at March 31, 1999 were $1,235,000.

8.   Income Taxes

     The Company's quarterly effective tax rate is based on the estimated effective tax rate for the full year.

9.   International Sales

     International sales, principally exported from the United States, accounted for approximately 25% and 20% of revenue for the three months ended March 31, 1999 and 1998, respectively.

10.  Segment Reporting

                                             Three Months Ended
                                                  March 31,

                                     -------------        -------------
                                         1999                 1998
                                     -------------        -------------

REVENUE:

Brooktrout Technology, Inc.           $30,009,000          $22,541,000
Brooktrout Software                     1,882,000            1,635,000
Interspeed, Inc.                          327,000                   --
                                      -----------          -----------
Consolidated revenue                  $32,218,000          $24,176,000
                                      ===========          ===========


GROSS MARGIN:

Brooktrout Technology, Inc.           $18,298,000          $13,327,000
Brooktrout Software                       912,000              864,000
Interspeed, Inc.                           51,000                   --
                                      -----------          -----------
Consolidated gross margin             $19,261,000          $14,191,000
                                      ===========          ===========


INCOME (LOSS) FROM OPERATIONS:

Brooktrout Technology, Inc.(1)        $ 4,702,000          $ 3,819,000
Brooktrout Software                    (1,122,000)            (555,000)
Interspeed, Inc.                       (1,259,000)            (995,000)
                                      -----------          -----------

Consolidated income (loss) from
  operations                            2,321,000            2,269,000

Other income (expense)                     79,000              450,000
                                      -----------          -----------

Consolidated income before
  income tax provision (benefit)      $ 2,400,000          $ 2,719,000
                                      ===========          ===========


(1) Included in Brooktrout Technology, Inc. are certain marketing and general and administrative efforts, the cost of which have not been allocated for internal reporting purposes.

                                        Three Months Ended
                                             March 31,

                                      ----------   ----------
                                         1999         1998
                                      ----------   ----------

DEPRECIATION AND AMORTIZATION
  EXPENSE:

Brooktrout Technology, Inc.           $1,217,000    $532,000
Brooktrout Software                      128,000      89,000
Interspeed, Inc.                          69,000      52,000
                                      ----------    --------

Consolidated depreciation and
  amortization expense                $1,414,000    $673,000
                                      ==========    ========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


RESULTS OF OPERATIONS

Three Months Ended March 31, 1999 and 1998

     Revenue during the three months ended March 31, 1999 increased by approximately 33% to $32,218,000, up from $24,176,000 during the three months ended March 31, 1998. This growth was primarily attributable to an increase in voice technology products driven by the acquisition of CTP.

     Cost of product sold was $12,957,000, or 40% of revenue, during the three months ended March 31, 1999, compared to $9,985,000, or 41% of revenue, for the same period in 1998. Gross profit percentage was approximately 60% and 59% for the three months ended March 31, 1999 and 1998, respectively. The increase in gross profit percentage is the result of the increase in voice technology products sold and the corresponding profit that is generated from these products.

     Research and development expense was $6,536,000, or 20% of revenue, compared with $5,290,000, or 22% of revenue, for the three months ended March 31, 1999 and 1998, respectively. The dollar increase is primarily attributable to the inclusion of CTP and the related development efforts on the voice technology products. The Company intends to continue to commit significant resources to product development. The Company's continuing development efforts are focused on the computer telephony software development tools, the next generation of Primary Rate ISDN telephone network interface products, Interspeed, Inc., the TR Series product family, as well as the Brooktrout Open Systems Telephony Architecture (BOSTon).

     Selling, general and administrative expense was $10,404,000, or 32% of revenue, compared with $6,632,000, or 27% of revenue, for the three months ended March 31, 1999 and 1998, respectively. This higher expense level resulted from increased staffing, promotional activities and depreciation expense. During the next several quarters, selling, general and administrative expense as a percent of revenue may be similar to the results for the three months ended March 31, 1999.

     For the three months ended March 31, 1999, interest and other income was $79,000, compared with $450,000 for the same period in 1998, reflecting lower investable cash balances after the purchase of CTP.

     The Company's effective tax rate was 34% in 1999 and 37% in 1998, respectively, based on the Company's estimated effective tax rate for the full year.

Liquidity and Capital Resources

     For the three months ended March 31, 1999, the Company funded its operations principally through operating revenue. The Company's working capital increased from $21.2 million at December 31, 1998 to $23.3 million at March 31, 1999. The increase was attributable primarily to higher inventory and accounts receivable balances which were partially offset by higher accounts payable and other accrual balances.

     In August 1998, the Company renewed its working capital line of credit. Under the renewed line of credit, the Company may borrow up to $10,000,000 on an unsecured basis, all of which may be used for issuance of letters of credit, subject to compliance with certain covenants. The line of credit will expire in July 1999 and at that time any outstanding balances would be payable in full. Any amounts borrowed under the line would be subject to interest at the bank's prime rate. At March 31, 1999 there were no commitments outstanding on letters of credit; no borrowings have been made during any period presented.

     During the first three months of 1999, the Company invested approximately $541,000 in capital equipment. The Company currently has no material commitments for additional capital expenditures.

     The Company anticipates that cash flows from operations, together with current cash and marketable securities balances and funds available under the Company's line of credit, will be sufficient to meet the Company's working capital and capital equipment expenditure requirements for the foreseeable future.


Quantitative and Qualitative Disclosures about Market Risk

     The Company invests cash balances in excess of operating requirements in short-term securities, generally with maturities of 90 days or less. In addition, the Company's working capital line of credit agreement provides for borrowings which bear interest at a variable rate based on a prime rate. As of March 31, 1999 the Company did not have any borrowings outstanding pursuant to the credit agreement. The Company believes that the effects, if any, of possible near-term changes in interest rates on the Company's financial position, results of operations and cash flows should not be material. The Company owns publicly-traded corporate equity securities which are considered available-for-sale for accounting purposes and any unrealized gain or loss is deferred as a component of other comprehensive income.

     The Company has limited exposure to fluctuations in foreign currencies as it denominates substantially all sales in U.S. dollars and has limited expenses denominated in foreign currencies, mainly from its limited operations in Belgium and the United Kingdom. The Company, to date, has not attempted to hedge this limited foreign currency exposure. The Company does not enter into financial instrument transactions for trading or other speculative purposes.

YEAR 2000

     THE STATEMENTS IN THE FOLLOWING SECTION INCLUDE YEAR 2000 READINESS DISCLOSURE WITHIN THE MEANING OF THE YEAR 2000 INFORMATION AND READINESS DISCLOSURE ACT.

Year 2000 Readiness Disclosure

     This section contains certain statements that are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Exchange Act of 1934, as amended. The Company's Year 2000 compliance, and the eventual affects of the Year 2000 on the Company may be materially different than currently projected. This may be due to, among other things, delays in the implementation of the Company's Year 2000 Plan and the failure of key third parties with whom the Company has a significant business relationship to achieve Year 2000 compliance.

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

     The Company has a Year 2000 Plan, which it is actively pursuing to address the Company's Year 2000 issues. The Company's Year 2000 Plan focuses on each of the Company's internal systems, the Company's products, and third parties with which the Company has a significant business relationship. However, no assurance can be given that the Company or such third parties will successfully address its or their Year 2000 issues.

     The Company's Year 2000 Plan relating to its internal systems consists of three phases - assessment, testing and implementation. The Company is currently in the implementation phase and anticipates completing this phase during the third quarter of 1999. The Company believes that all material systems will be compliant by the Year 2000 and that the cost to address this issue is not material. The Company does not have any contingency plans in the event that its material systems are not Year 2000 compliant, however, if the Company determines that its systems may not be compliant prior to 2000, it shall create and implement contingency plans as necessary.

     The Company has gathered, tested and produced information about the Company's products impacted by the Year 2000 transition. Although the Company believes that most of its products are in or will be (through maintenance releases or patches) in Year 2000 compliance, the Company has determined that certain of its older products are not and will not be compliant, although customers generally will have upgrade paths available to move to the Company's newer compliant products, generally requiring some change in the operating environment. The Company is taking steps to inform such affected users of this issue.

     All organizations dealing with the Year 2000 must address the effect this issue will have on their significant business relationships with key third parties. The Company's significant business relationships which may be adversely impacted by the Year 2000 issue include certain contractual relationships with key suppliers of components for the Company's products, service providers for the Company's internal systems and major customers for the Company's products (including one such customer which accounts for more than 10% of the Company's revenue). The Company continues to work with key third parties to understand their ability to continue providing services, products and demand for the Company's products through the change to the Year 2000. If any significant Year 2000 problems are identified with key third parties, contingency plans will be developed.

     The Company continues to evaluate the estimated costs associated with achieving Year 2000 readiness. To date, costs associated with achieving Year 2000 readiness are $350,000. Based on current estimates, the remaining costs associated with the Company's Year 2000 Plan will be approximately $400,000.

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


EURO ISSUE

     Some of the countries in which the Company sells its products are Member States of the Economic and Monetary Union (EMU). Beginning January 1, 1999 Member States of the EMU may begin trading in either their local currencies or the euro, the official currency of EMU participating Member States. Parties are free to choose the unit they prefer in contractual relationships during the transitional period, beginning January 1999 and ending June 2002. The new accounting system that the Company implemented can be upgraded to support the euro and process transactions in either a country's local currency or the euro. The Company does not anticipate a large demand from its customers to transact in euros, so this upgrade is not planned for implementation until the fourth quarter of 1999.

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

     On October 22, 1998, Syntellect filed a demand for arbitration, with the American Arbitration Association (the "AAA") in Dallas, Texas, in which Syntellect asserts that Brooktrout failed to pay certain royalties under a patent license agreement. On December 15, 1998, the Company filed an opposition to Syntellect's supplemental motion to dismiss. On December 16, 1998, the AAA granted the Company's request that any arbitration hearing be conducted by the Boston Regional Office of the AAA. On January 6, 1999, the Company filed an answering statement in the arbitration proceedings, in which all claims were denied. An arbitrator has been selected, and the Company has filed a memorandum explaining its position regarding the scope of the arbitration proceedings. The Company intends to vigorously defend against Syntellect's claims in the arbitration.

Items 2. through 5.

     None

Item 6.  Exhibits

     (a) Exhibits

             None

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   BROOKTROUT TECHNOLOGY, INC.



Date: May 12, 1999           By:   /s/ Eric R. Giler
                                --------------------------------
                                   Eric R. Giler
                                   President
                                   (Principal Executive Officer)


Date: May 12, 1999           By:   /s/ Robert C. Leahy
                                --------------------------------
                                   Robert C. Leahy
                                   Vice President of Finance and
                                   Operations and Treasurer
                                   (Principal Financial and
                                   Accounting Officer)