Form 10-Q
period 1999-06-30
BROOKTROUT TECHNOLOGY INC
filed 1999-08-13
CIK 754516

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                             ----------------------

                                    FORM 10-Q

(Mark One)

[ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1999

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

                           Commission File No. 0-20698

                                BROOKTROUT, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             Massachusetts                               04-2814792
             ---------------                             ----------------
             (State or other                             (I.R.S. employer
             jurisdiction of                             identification
             incorporation or                            number)
             organization)

                  410 First Avenue
                  Needham, Massachusetts                      02494-2722
        ----------------------------------------              ----------
        (Address of principal executive offices)              (Zip code)

                          Registrant's telephone number
                       including area code: (781) 449-4100

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes [ X ] No [   ]

         As of August 2, 1999, 10,954,723 shares of Common Stock, $.01 par value per share, were outstanding.

                               Page 1 of 22 pages

                                BROOKTROUT, INC.
                                    FORM 10-Q
                       FOR THE QUARTER ENDED JUNE 30, 1999
                                TABLE OF CONTENTS

PART I   FINANCIAL INFORMATION                                              PAGE

Item 1.  Condensed Consolidated Financial Statements

           Condensed Consolidated Balance Sheets as of
           June 30, 1999 and December 31, 1998 (Unaudited)                     3

           Condensed Consolidated Statements of Income (Loss)
           for the Three Months Ended June 30, 1999 and
           June 30, 1998, and the Six Months Ended
           June 30, 1999 and June 30, 1998 (Unaudited)                         4

           Condensed Consolidated Statements of
           Comprehensive Income for the Three Months
           Ended June 30, 1999 and June 30, 1998, and the
           Six Months Ended June 30, 1999 and
           June 30, 1998 (Unaudited)                                           5

           Condensed Consolidated Statements of Cash Flows
           for the Six Months Ended June 30, 1999
           and June 30, 1998 (Unaudited)                                       6

           Notes to Condensed Consolidated Financial
           Statements (Unaudited)                                              7

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

           Three Months Ended June 30, 1999 and 1998                          12

           Six Months Ended June 30, 1999 and 1998                            13

           Liquidity and Capital Resources                                    14

Item 3   Quantitative and Qualitative Disclosures about
         Market Risk                                                          15

PART II  OTHER INFORMATION

Item 1.  Legal Proceedings                                                    19

Item 4.  Submission of Matters to a Vote of Security Holders                  20

Item 6.  Exhibits                                                             21

         Signatures                                                           22

                                BROOKTROUT, INC.
                      Condensed Consolidated Balance Sheets
                        (In thousands, except share data)

                                                         June 30,  December 31,
                                                           1999        1998
                                                           ----        ----

ASSETS
 Current assets:
  Cash and equivalents ..................................   $ 9,772     $ 8,518
  Marketable securities .................................     5,040       3,837
  Accounts receivable (less allowance for doubtful
   accounts of $2,357 in 1999 and $2,313 in 1998) .......    17,741      15,837
  Inventory .............................................    10,594      10,668
  Deferred tax assets ...................................     3,477       3,853
  Prepaid expenses ......................................     1,339       1,242
                                                            -------     -------
   TOTAL CURRENT ASSETS .................................    47,963      43,955
                                                            -------     -------

 Equipment and furniture:
  Computer equipment ....................................     9,130       8,602
  Furniture and office equipment ........................     7,479       6,336
                                                            -------     -------
   Total ................................................    16,609      14,938
   Less accumulated depreciation and amortization .......    (7,773)     (5,973)
                                                            -------     -------

   EQUIPMENT AND FURNITURE - NET ........................     8,836       8,965

  Deferred tax assets ...................................     4,544       4,719
  Acquired technology and other intangible assets .......    13,855      14,746
  Investment and other assets ...........................     1,291         824
                                                            -------     -------

   TOTAL ASSETS .........................................   $76,489     $73,209
                                                            =======     =======

LIABILITIES AND STOCKHOLDERS' EQUITY

 Current liabilities:
  Accounts payable and other accruals ...................   $15,780     $15,777
  Accrued compensation and commissions ..................     4,248       4,529
  Customer deposits .....................................       439         614
  Accrued warranty costs ................................     1,252       1,314
  Accrued taxes .........................................     1,258         496
                                                            -------     -------
   TOTAL CURRENT LIABILITIES ............................    22,977      22,730
                                                            -------     -------

  Deferred rent .........................................       419         350



  Stockholders' equity:
   Common stock, $.01 par value; authorized, 25,000,000
    shares; issued and outstanding 10,948,573 shares in
    1999 and 10,828,362 in 1998 .........................       110         108
   Additional paid-in capital ...........................    33,225      32,528
   Accumulated other comprehensive income (loss) ........      (409)     (1,199)
   Retained earnings ....................................    20,167      18,692
                                                            -------     -------

   STOCKHOLDERS' EQUITY .................................    53,093      50,129
                                                            -------     -------

   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ...........   $76,489     $73,209
                                                            =======     =======

See notes to unaudited condensed consolidated financial statements.

                                BROOKTROUT, INC.
               Condensed Consolidated Statements of Income (Loss)
                      (In thousands, except per share data)


                                          Three Months Ended   Six Months Ended
                                                June 30,            June 30,
                                           -----------------   -----------------
                                             1999      1998      1999      1998
                                           -------   -------   -------   -------

REVENUE .................................. $33,791   $26,104   $66,009   $50,280

Cost and expenses:
 Cost of product sold ....................  13,213    10,915    26,170    20,900

 Research and development ................   6,778     5,380    13,314    10,670

 Selling, general and administrative .....  11,279     7,221    21,683    13,853

 Non-cash compensation charge ............   1,850        --     1,850        --
                                           -------   -------   -------   -------

   Total cost and expenses ...............  33,120    23,516    63,017    45,423
                                           -------   -------   -------   -------


INCOME FROM OPERATIONS ...................     671     2,588     2,992     4,857

Interest income, net .....................     116       568       195     1,018
                                           -------   -------   -------   -------


Income before income tax provision .......     787     3,156     3,187     5,875

Income tax provision .....................     896     1,168     1,712     2,174
                                           -------   -------   -------   -------

NET INCOME (LOSS) ........................ $(  109)  $ 1,988   $ 1,475   $ 3,701
                                           =======   =======   =======   =======


BASIC INCOME (LOSS) PER COMMON SHARE ..... $( 0.01)  $  0.18   $  0.14   $  0.34
                                           =======   =======   =======   =======

SHARES FOR BASIC .........................  10,917    10,770    10,890    10,758
                                           =======   =======   =======   =======

DILUTED INCOME (LOSS) PER COMMON SHARE ... $( 0.01)  $  0.17   $  0.13   $  0.32
                                           =======   =======   =======   =======

SHARES FOR DILUTED .......................  10,917    11,561    11,536    11,489
                                           =======   =======   =======   =======

See notes to unaudited condensed consolidated financial statements.

                                BROOKTROUT, INC.
            Condensed Consolidated Statements of Comprehensive Income
                                 (In thousands)


                                            Three Months Ended  Six Months Ended
                                                  June 30,          June 30,
                                              ---------------   ---------------
                                               1999     1998     1999     1998
                                              ------   ------   ------   ------

Net income (loss) ........................... $( 109)  $1,988   $1,475   $3,701


  Unrealized gains (losses) on marketable
   securities ...............................  2,438      (29)   1,203      (48)

  Foreign currency translation adjustment ...     --       --       (4)      --
                                              ------   ------   ------   ------

Comprehensive income before income tax
 provision (benefit) ........................  2,329    1,959    2,674    3,653

Income tax (benefit) related to items of
 comprehensive income .......................    829      (11)     409      (18)
                                              ------   ------   ------   ------

Comprehensive income ........................ $1,500   $1,970   $2,265   $3,671
                                              ======   ======   ======   ======




See notes to unaudited condensed consolidated financial statements.

                                BROOKTROUT, INC.
                 Condensed Consolidated Statements of Cash Flows
                                 (In thousands)

                                                              Six Months Ended
                                                                 June 30,
                                                             ------------------
                                                              1999        1998
                                                             ------     -------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income .........................................     $1,475     $ 3,701
    Adjustments to reconcile net income to cash
      provided by operating activities:
        Depreciation and amortization ..................      2,692       1,377
        Amortization of (premium) discount on
         marketable securities .........................         (4)        (33)
        Deferred income taxes ..........................        142        (613)
        Increase (decrease) in cash from:
          Accounts receivable ..........................     (1,904)     (2,405)
          Inventory ....................................         74        (495)
          Other prepaid expenses .......................       (565)        172
          Accounts payable and other accruals ..........        316       4,506
                                                             ------     -------

            Cash provided by
             operating activities ......................      2,226       6,210
                                                             ------     -------


CASH FLOWS FROM INVESTING ACTIVITIES:
    Expenditures for equipment and furniture ...........     (1,671)     (2,629)
    Purchases of marketable securities .................       --        (3,505)
    Maturities and sales of marketable securities ......       --         3,259
                                                                        -------


            Cash used for
             investing activities ......................     (1,671)     (2,875)
                                                             ------     -------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from the sale of common stock .............        699         351

            Cash provided by
             financing activities ......................        699         351
                                                             ------     -------


INCREASE IN CASH AND EQUIVALENTS .......................      1,254       3,686
CASH AND EQUIVALENTS, BEGINNING OF PERIOD ..............      8,518      27,916
                                                             ------     -------

CASH AND EQUIVALENTS, END OF PERIOD ....................     $9,772     $31,602
                                                             ======     =======


See notes to unaudited condensed consolidated financial statements.

BROOKTROUT, INC.

Notes to Unaudited Condensed Consolidated Financial Statements


1.       Basis of Presentation

         Brooktrout, Inc. (the "Company") has recently reorganized and changed its name from Brooktrout Technology, Inc. The Company is organized and reports the results of its operations in three business segments (Brooktrout Technology, Brooktrout Software, and Interspeed, Inc.) based on the products and services provided to the marketplace, customers served by each segment and distribution channels.

         The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. They should be read in conjunction with the audited consolidated financial statements included in the Company's 1998 Annual Report on Form 10K.

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


2.       Interspeed, Inc.

         A subsidiary of the Company, Interspeed, Inc., has filed a registration statement for the initial public offering of its shares on Form S-1 of the Securities Act. The Company's policy is to recognize gains on subsidiary stock transactions as income.


3.       Acquisition

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

4.       Income Per Share

         Basic income per share is computed using the weighted average number of common shares outstanding during each year. Diluted income per share reflects the effect of the Company's outstanding options (using the treasury stock method), except where such options would be antidilutive. A reconciliation of weighted average shares used for the basic and diluted computations is as follows:

                                 Three Months Ended         Six Months Ended
                                      June 30,                  June 30,
                               -----------------------   -----------------------
                                  1999         1998         1999         1998
                               ----------   ----------   ----------   ----------

Weighted average shares
  for basic .................  10,917,000   10,770,000   10,890,000   10,758,000
Dilutive effect of stock
  options ...................          --      791,000      646,000      731,000
                               ----------   ----------   ----------   ----------
Weighted average shares
  for diluted ...............  10,917,000   11,561,000   11,536,000   11,489,000
                               ==========   ==========   ==========   ==========



5.       Inventory

         Inventory is carried at the lower of cost (first-in, first-out basis) or market and consisted of the following:
                                                        June 30,    December 31,
                                                          1999         1998
                                                       -----------  -----------

Raw materials........................................  $ 3,383,000  $ 3,277,000
Work in process......................................    1,220,000    2,164,000
Finished goods.......................................    5,991,000    5,227,000
                                                       -----------  -----------
    Total............................................  $10,594,000  $10,668,000
                                                       ===========  ===========

6.       Cash Flow Information

         Cash equivalents include liquid securities with remaining maturities of three months or less at the time of purchase.

            Supplemental disclosure of cash flow information:

                                                        Six Months Ended
                                                    June 30,        June 30,
                                                      1999            1998
                                                    --------      -----------

            Cash paid for interest............      $  4,000      $     2,000
            Cash paid for income taxes........      $774,000      $ 3,075,000


7.       Major Customer

         One customer accounted for approximately 16% and 21% of net revenue for the three months ended June 30, 1999 and 1998, respectively, and 16% and 21% for the six months ended June 30, 1999 and 1998, respectively.


8.       Marketable Securities

         Marketable securities are classified as available-for-sale and are carried at fair market value using current market quotes. Unrealized gains or losses are included in comprehensive income (loss).

         Marketable securities consist of publicly-traded corporate equity securities and United States government securities with remaining maturities in excess of three months. Gross unrealized gains related to the equity securities at June 30, 1999 were $1,203,000.


9.       Income Taxes

         The Company's quarterly effective tax rate is based on the estimated effective tax rate for the full year.


10.      International Sales

         International sales, principally exports from the United States, accounted for approximately 22% of revenue for the three months ended June 30, 1999 and 1998, respectively, and 23% and 21% of revenue for the six months ended June 30, 1999 and 1998, respectively.

11.      Segment Reporting


                               Three Months Ended          Six Months Ended
                                    June 30,                   June 30,
                           -------------------------  -------------------------
                              1999          1998         1999          1998
                           -----------   -----------  -----------   -----------

REVENUE:

Brooktrout Technology      $31,243,000   $24,390,000  $61,252,000   $46,931,000
Brooktrout Software          1,598,000     1,714,000    3,480,000     3,349,000
Interspeed, Inc.               950,000            --    1,277,000            --
                           -----------   -----------  -----------   -----------
Consolidated revenue       $33,791,000   $26,104,000  $66,009,000   $50,280,000
                           ===========   ===========  ===========   ===========


GROSS MARGIN:

Brooktrout Technology      $19,153,000   $14,073,000  $37,451,000   $27,400,000
Brooktrout Software            989,000     1,116,000    1,901,000     1,980,000
Interspeed, Inc.               436,000            --      487,000            --
                           -----------   -----------  -----------   -----------
Consolidated gross margin  $20,578,000   $15,189,000  $39,839,000   $29,380,000
                           ===========   ===========  ===========   ===========


INCOME (LOSS) FROM OPERATIONS: (1)

Brooktrout Technology      $ 5,780,000   $ 5,029,000  $11,259,000   $ 9,394,000
Brooktrout Software         (1,384,000)   (1,054,000)  (2,816,000)   (1,958,000)
Interspeed, Inc. (2)        (3,725,000)   (1,387,000)  (5,451,000)   (2,579,000)
                           -----------   -----------  -----------   -----------

Consolidated income
 from operations               671,000     2,588,000    2,992,000     4,857,000

Interest income (net)          116,000       568,000      195,000     1,018,000
                           -----------   -----------  -----------   -----------

Consolidated income
 before income tax
 provision                 $   787,000   $ 3,156,000  $ 3,187,000   $ 5,875,000
                           ===========   ===========  ===========   ===========



(1) Amounts previously reported in 1999 and 1998 have been revised to reflect an allocation of certain marketing and general and administrative expenses to the segments. Prior segment disclosure reflected the expenses in Brooktrout Technology.

(2) Included in the Interspeed, Inc. loss from operations for the three months and six months ended June 30, 1999, is a charge of $1,850,000 reflecting non-cash compensation expenses as a result of stock option grants.

                                  Three Months Ended        Six Months Ended
                                        June 30,                 June 30,
                                 ---------------------   -----------------------
                                    1999        1998        1999         1998
                                 ----------   --------   ----------   ----------

DEPRECIATION AND AMORTIZATION
  EXPENSE:

Brooktrout Technology            $1,069,000   $555,000   $2,286,000   $1,087,000
Brooktrout Software                 124,000    100,000      252,000      189,000
Interspeed, Inc.                     85,000     49,000      154,000      101,000
                                 ----------   --------   ----------   ----------

Consolidated depreciation and
 amortization expense            $1,278,000   $704,000   $2,692,000   $1,377,000
                                 ==========   ========   ==========   ==========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


RESULTS OF OPERATIONS


SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

         This document contains certain statements that are "forward-looking statements" as that term is defined under the Private Securities Litigation Reform Act of 1995 (the "Act") and releases issued by the Securities and Exchange Commission. The words "believe," "expect," "anticipate," "intend," "estimate," and other expressions, which are predictions of or indicate future events and trends and which do not relate to historical matters, identify forward-looking statements. Forward-looking statements involve known and unknown risks, uncertainties and other factors, which may cause the actual results, performance or achievements of the Company to differ materially from anticipated future results, performance or achievements expressed or implied by such forward-looking statements. The Company undertakes no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.



Three Months Ended June 30, 1999 and 1998

         Revenue during the three months ended June 30, 1999 increased by approximately 29% to $33,791,000, up from $26,104,000 during the three months ended June 30, 1998. The majority of this growth was in Brooktrout Technology and was primarily attributable to an increase in voice technology products driven by the acquisition of CTP together with a higher proportion of sales of Primary Rate ISDN telephone network interface products. In addition, there was an increase in Interspeed, Inc. product sold.

         Cost of product sold was $13,213,000, or 39% of revenue, during the three months ended June 30, 1999, compared to $10,915,000, or 42% of revenue, for the same period in 1998. Gross profit percentage was approximately 61% and 58% for the three months ended June 30, 1999 and 1998, respectively. The increase in gross profit percentage was generated by Brooktrout Technology and is the result of the increase in voice technology products sold and the corresponding profit that is generated from these products.

         Research and development expense was $6,778,000, or 20% of revenue, compared with $5,380,000, or 21% of revenue, for the three months ended June 30, 1999 and 1998, respectively. The dollar increase is primarily attributable to the inclusion of CTP and the related development efforts on the voice technology products combined with the development of the Digital Subscriber Line (DSL) products at Interspeed, Inc. The Company intends to continue to commit significant resources to product development. The Company's continuing development efforts are focused on the computer telephony software development tools, the next generation of Primary Rate ISDN telephone network interface products, the TR Series product family, as well as the Brooktrout Open Systems Telephony Architecture (BOSTon).

         Selling, general and administrative expense was $11,279,000 during the three months ended June 30, 1999, compared with $7,221,000 during the same period in 1998. This higher expense level resulted from increased staffing, promotional activities and travel related expenses. As a percentage of revenue, selling, general and administrative expense for the second quarter of 1999 was 33% of revenue, compared with 28% for the second quarter of 1998.

         During the three months ended June 30, 1999, the Company recorded a charge of $1,850,000 reflecting non-cash compensation expenses as a result of stock option grants at the Company's subsidiary, Interspeed, Inc.

         For the three months ended June 30, 1999, interest and other income was $116,000, compared with $568,000 for the same period in 1998. The decrease was caused by lower investable cash balances due to the acquisition of CTP.

         The Company's effective tax rate was 114% in 1999 and 37% in 1998, based on the Company's estimated effective tax rate for the full year. Excluding the permanent difference associated with the non-cash compensation charge of $1,850,000, the effective tax rate would have been 34% in 1999.


Six Months Ended June 30, 1999 and 1998

         Revenue during the six months ended June 30, 1999 increased by approximately 31% to $66,009,000, up from $50,280,000 during the six months ended June 30, 1998. The majority of this growth was in Brooktrout Technology and was primarily attributable to an increase in voice technology products driven by the acquisition of CTP together with a higher proportion of sales of Primary Rate ISDN telephone network interface products. In addition, there was an increase in Interspeed, Inc. product sold.

         Cost of product sold was $26,170,000, or 40% of revenue, during the six months ended June 30, 1999, compared to $20,900,000, or 42% of revenue, for the same period in 1998. Gross profit percentage was approximately 60% and 58% for the six months ended June 30, 1999 and 1998, respectively. The increase in gross profit percentage was generated by Brooktrout Technology and is the result of the increase in voice technology products sold and the corresponding profit that is generated from these products.

         Research and development expense was $13,314,000, or 20% of revenue, compared with $10,670,000, or 21% of revenue, for the six months ended June 30, 1999 and 1998, respectively. The dollar increase is primarily attributable to the inclusion of CTP and the related development efforts on the voice technology products combined with the development of the DSL products at Interspeed, Inc. The Company intends to continue to commit significant resources to product development. The Company's continuing development efforts are focused on the computer telephony software development tools, the next generation of Primary Rate ISDN telephone network interface products, the TR Series product family, as well as the Brooktrout Open Systems Telephony Architecture (BOSTon).

         Selling, general and administrative expense was $21,683,000 during the six months ended June 30, 1999, compared with $13,853,000 during the same period in 1998. This higher expense level resulted from increased staffing, promotional activities and travel related expenses. As a percentage of revenue, selling, general and administrative expense for the first six months of 1999 was 33% of revenue, compared with 28% for the first six months of 1998.

         During the six months ended June 30, 1999, the Company recorded a charge of $1,850,000 reflecting non-cash compensation expenses as a result of stock option grants at the Company's subsidiary, Interspeed, Inc.

         For the six months ended June 30, 1999, interest and other income was $195,000, compared with $1,018,000 for the same period in 1998. The decrease was caused by lower investable cash balances due to the acquisition of CTP.

         The Company's effective tax rate was 54% in 1999 and 37% in 1998, based on the Company's estimated effective tax rate for the full year. Excluding the permanent difference associated with the non-cash compensation charge of $1,850,000, the effective tax rate would have been 34% in 1999.


Liquidity and Capital Resources

         For the six months ended June 30, 1999, the Company funded its operations principally through operating revenue. The Company's working capital increased from $21.2 million at December 31, 1998 to $25.0 million at June 30, 1999. The increase was attributable primarily to higher cash balances and investments due to continued profitable operations and higher accounts receivable balances which were partially offset by higher accrued tax balances.

         In August 1999, the Company renewed its working capital line of credit. Under the renewed line of credit, the Company may borrow up to $10,000,000 on an unsecured basis, all of which may be used for issuance of letters of credit, subject to compliance with certain covenants. The line of credit will expire in July 2000 and at that time any outstanding balances would be payable in full. Any amounts borrowed under the line would be subject to interest at the lender's prime rate. At June 30, 1999, there were no commitments outstanding on letters of credit; no borrowings have been made during any period presented.

         During the first six months of 1999, the Company invested approximately $1.7 million in capital equipment. The Company currently has no material commitments for additional capital expenditures.

         The Company anticipates that cash flows from operations, together with current cash and marketable securities balances and funds available under the Company's line of credit, will be sufficient to meet the Company's working capital and capital equipment expenditure requirements for the foreseeable future.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company invests cash balances in excess of operating requirements in short-term securities, generally with maturities of 90 days or less. In addition, the Company's working capital line of credit agreement provides for borrowings which bear interest at a variable rate based on the lender's prime rate. As of June 30, 1999, the Company did not have any borrowings outstanding under the credit agreement. The Company believes that the effects, if any, of possible near-term changes in interest rates on the Company's financial position, results of operations and cash flows should not be material. The Company owns publicly-traded corporate equity securities which are considered available-for-sale for accounting purposes and any unrealized gain or loss is deferred as a component of other comprehensive income.

         The Company has limited exposure to fluctuations in foreign currencies as it denominates substantially all sales in United States dollars and has some expenses denominated in foreign currencies, mainly from its limited operations in Belgium and the United Kingdom. The Company, to date, has not attempted to hedge this limited foreign currency exposure. The Company does not enter into financial instrument transactions for trading or other speculative purposes.

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

         The Company continues to evaluate the estimated costs associated with achieving Year 2000 readiness. To date, costs associated with achieving Year 2000 readiness are $550,000. Based on current estimates, the remaining costs associated with the Company's Year 2000 Plan will be approximately $200,000.

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

Recent Accounting Pronouncements

         In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities", effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. The new standard requires that all companies record derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. Management is currently assessing the impact of SFAS No. 133 on the financial statements of the Company. The Company will adopt this accounting standard on June 30, 2000, as required.

Part II. OTHER INFORMATION

Item 1.           Legal Proceedings

         In August 1995, Spectron Microsystems, Inc., a subsidiary of Dialogic Corporation, filed a lawsuit against the Company in Federal District Court for the District of New Jersey, alleging infringement by the Company's products of patents owned by Spectron and seeking damages, special damages, and injunctive relief. The Company filed an Answer and Counterclaim asserting noninfringement and further asserting that the patent was licensed to the Company, and seeking declaratory and monetary relief. In February 1996, on motion of the Company, this action was transferred to the Federal District Court for the District of Massachusetts. This lawsuit was settled by agreement of the parties and a stipulation of dismissal was filed with the court on July 26, 1999.

         As stated in the Company's 10-K filed on March 30, 1999, a second lawsuit between the Company and Dialogic was settled by agreement and a stipulation of dismissal was filed with the court on February 8, 1999.

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

        On October 22, 1998, Syntellect filed a demand for arbitration, with the American Arbitration Association (the "AAA") in Dallas, Texas, in which Syntellect asserts that Brooktrout failed to pay certain royalties under a patent license agreement. On December 16, 1998, the AAA granted the Company's request that any arbitration hearing be conducted by the Boston Regional Office of the AAA. On January 6, 1999, the Company filed an answering statement in the arbitration proceedings, in which all claims were denied. An arbitrator has been selected, and Aspect Telecommunications Corporation has been joined as a claimant. The Company has filed a memorandum explaining its position regarding the scope of the arbitration proceedings. A tentative hearing date has been set for September 13, 1999. The Company intends to vigorously defend against Syntellect's claims in the arbitration.

Items 2 and 3.

         None


Item 4.           Submission of Matters to a Vote of Security Holders

         On May 13, 1999, the Company held its 1999 Annual Meeting of Stockholders (the "Annual Meeting"). At the Annual Meeting, stockholders of the Company were asked to consider proposals (the "Proposals") (i) to elect David W. Chapman and David W. Duehren as Class I Directors of the Company to serve until the 2002 Annual Meeting of Stockholders and until their respective successors are duly elected and qualified, (ii) to consider and act upon a proposal to approve the amendment to the Company's Restated Articles of Organization, as amended (the " Articles of Organization"), to change the corporate name of the Company to Brooktrout, Inc., (iii) to consider and act upon a proposal to amend the Company's 1992 Stock Incentive Plan, as amended, (the "Incentive Plan") to increase the number of shares of the Company's common stock subject to issuance under the 1992 Plan, and (iv) to consider and act upon a proposal to ratify and approve the selection of Deloitte & Touche LLP as the Company's independent auditors for the fiscal year ending December 31, 1999.

         With regard to the election of Directors, David W. Chapman and David W. Duehren were nominated to serve as Class I Directors of the Company until the 2002 Annual Meeting; the other Directors of the Company whose terms of office as Directors continued after the Annual Meeting are as follows: Eric R. Giler (Class III Director), Robert G. Barret (Class III Director), Patrick T. Hynes (Class II Director) and W. Brooke Tunstall (Class II Director).

         With respect to the Proposals, the stockholders of the Company voted at the Annual Meeting as hereinafter described. By a vote of 9,490,549 votes of common stock in favor of David W. Chapman and 9,475,937 votes of common stock in favor of David W. Duehren, in excess of a plurality of the eligible votes, with 474,831 votes and 489,937 votes against each of Messrs. Chapman and Duehren, respectively, each of Messrs. Chapman and Duehren was elected as a Class I Director of the Company.

         The stockholders of the Company approved the amendment to the Articles of Organization by a vote of 9,490,549 in favor, in excess of a majority of eligible votes, with 118,445 votes against and 14,488 votes abstaining.

         The stockholders of the Company approved an amendment to the Incentive Plan by a vote of 8,323,458 votes in favor, in excess of a majority of eligible votes, with 1,590,960 votes against and 50,963 votes abstaining.

         The stockholders of the Company ratified and approved the selection of Deloitte & Touche LLP as the Company's independent auditors for the current fiscal year by a vote of 9,886,588 votes in favor, in excess of a majority of eligible votes, with 50,035 votes against and 28,757 votes abstaining.


Item 5.

         None

Item 6.           Exhibits

                  (a) Exhibits

                           27.1 Financial Data Schedule

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            BROOKTROUT, INC.


Date: August 13, 1999             By:  /s/ Eric R. Giler
                                       ----------------------------
                                       Eric R. Giler
                                       President
                                       (Principal Executive Officer)


Date: August 13, 1999             By:  /s/ Robert C. Leahy
                                       ----------------------------
                                       Robert C. Leahy
                                       Vice President of Finance and
                                       Operations and Treasurer
                                       (Principal Financial and
                                       Accounting Officer)