Form 10-Q
period 1999-09-30
BROOKTROUT TECHNOLOGY INC
filed 1999-11-12
CIK 754516

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                             -----------------------

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1999

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

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         As of November 1, 1999, 10,822,522 shares of Common Stock, $.01 par value per share, were outstanding.

                               Page 1 of 22 pages

                                BROOKTROUT, INC.
                                    FORM 10-Q
                    FOR THE QUARTER ENDED SEPTEMBER 30, 1999
                                TABLE OF CONTENTS

PART I   FINANCIAL INFORMATION                                         PAGE

Item 1.  Condensed Consolidated Financial Statements

           Condensed Consolidated Balance Sheets as of
           September 30, 1999 and December 31, 1998 (Unaudited)          3

           Condensed Consolidated Statements of Income
           for the Three Months Ended September 30, 1999 and
           September 30, 1998, and the Nine Months Ended
           September 30, 1999 and September 30, 1998 (Unaudited)         4

           Condensed Consolidated Statements of
           Comprehensive Income for the Three Months
           Ended September 30, 1999 and September 30, 1998, and
           the Nine Months Ended September 30, 1999 and
           September 30, 1998 (Unaudited)                                5

           Condensed Consolidated Statements of Cash Flows
           for the Nine Months Ended September 30, 1999 and
           September 30, 1998 (Unaudited)                                6

           Notes to Condensed Consolidated Financial
           Statements (Unaudited)                                        7

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

           Three Months Ended September 30, 1999 and 1998               13

           Nine Months Ended September 30, 1999 and 1998                14

           Liquidity and Capital Resources                              15

Item 3   Quantitative and Qualitative Disclosures about Market Risk     17

PART II  OTHER INFORMATION

Item 1.  Legal Proceedings                                              21

Item 6.  Exhibits                                                       21

         Signatures                                                     22

                                BROOKTROUT, INC.
                      Condensed Consolidated Balance Sheets
                        (In thousands, except share data)

                                                     September 30, December 31,
                                                         1999          1998
                                                      -----------   -----------
ASSETS                                                (Unaudited)   (Unaudited)
  Current assets:
    Cash and equivalents ............................. $ 48,168      $ 8,518
    Marketable securities ............................    7,312        3,837
    Accounts receivable (less allowance for doubtful
      accounts of $3,061 in 1999 and $2,313 in 1998) .   18,012       15,837
    Inventory ........................................   12,497       10,668
    Deferred tax assets ..............................    2,270        3,853
    Prepaid expenses .................................    1,525        1,242
                                                       --------      -------
      TOTAL CURRENT ASSETS ...........................   89,784       43,955
                                                       --------      -------

  Equipment and furniture:
    Computer equipment ...............................    9,442        8,602
    Furniture and office equipment ...................    8,062        6,336
                                                       --------      -------
    Total ............................................   17,504       14,938
    Less accumulated depreciation and amortization ...   (8,829)      (5,973)
                                                       --------      -------

      EQUIPMENT AND FURNITURE - NET ..................    8,675        8,965

  Deferred tax assets ................................    4,457        4,719
  Acquired technology and other intangible assets ....   13,410       14,746
  Investment and other assets ........................      226          824
                                                       --------      -------

      TOTAL ASSETS ................................... $116,552      $73,209
                                                       ========      =======

LIABILITIES AND STOCKHOLDERS' EQUITY
  Current liabilities:
    Accounts payable and other accruals .............. $ 15,680      $15,777
    Accrued compensation and commissions .............    4,166        4,529
    Customer deposits ................................      419          614
    Accrued warranty costs ...........................    1,156        1,314
    Accrued taxes ....................................    7,666          496
                                                       --------      -------
      TOTAL CURRENT LIABILITIES ......................   29,087       22,730
                                                       --------      -------

  Deferred rent ......................................      467          350
  Minority interest ..................................    8,653           --
  Stockholders' equity:
    Common stock, $.01 par value; authorized,
      25,000,000 shares; issued and outstanding
      10,958,223 shares in 1999 and 10,828,362
      in 1998 ........................................      110          108
    Additional paid-in capital .......................   47,098       32,528
    Accumulated other comprehensive income (loss) ....      306       (1,199)
    Retained earnings ................................   30,831       18,692
                                                       --------      -------

    STOCKHOLDERS' EQUITY .............................   78,345       50,129
                                                       --------      -------

    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ....... $116,552      $73,209
                                                       ========      =======

See notes to unaudited condensed consolidated financial statements.

                                BROOKTROUT, INC.
             Condensed Consolidated Statements of Income (Unaudited)
                      (In thousands, except per share data)

                                            Three Months Ended Nine Months Ended
                                               September 30,     September 30,
                                             ----------------  -----------------
                                               1999     1998     1999     1998
                                             -------  -------  --------  -------

REVENUE....................................  $34,406  $25,246  $100,415  $75,526
                                             -------  -------  --------  -------
Cost and expenses:
  Cost of product sold ....................   12,846   10,504    39,016   31,404
  Research and development ................    7,507    5,074    20,821   15,744
  Selling, general and administrative .....   11,507    7,348    33,128   21,201
  Non-cash compensation charge ............      401       --     2,313       --
                                             -------  -------  --------  -------
      Total cost and expenses .............   32,261   22,926    95,278   68,349
                                             -------  -------  --------  -------

INCOME FROM OPERATIONS ....................    2,145    2,320     5,137    7,177
                                             -------  -------  --------  -------
Interest income, net ......................       69      480       264    1,498
Net gain on investment activity ...........   15,485       --    15,485       --
                                             -------  -------  --------  -------

Income before income tax provision ........   17,699    2,800    20,886    8,675

Income tax provision ......................    7,307    1,036     9,019    3,210
Minority interest in loss of subsidiary ...      272       --       272       --
                                             -------  -------  --------  -------

NET INCOME ................................  $10,664  $ 1,764  $ 12,139  $ 5,465
                                             =======  =======  ========  =======
BASIC INCOME PER COMMON SHARE .............  $  0.97  $  0.16  $   1.11  $  0.51
                                             =======  =======  ========  =======
SHARES FOR BASIC ..........................   10,954   10,805    10,911   10,774
                                             =======  =======  ========  =======
DILUTED INCOME PER COMMON SHARE ...........  $  0.91  $  0.15  $   1.05  $  0.48
                                             =======  =======  ========  =======
SHARES FOR DILUTED ........................   11,728   11,468    11,600   11,482
                                             =======  =======  ========  =======

See notes to unaudited condensed consolidated financial statements

                                BROOKTROUT, INC.
      Condensed Consolidated Statements of Comprehensive Income (Unaudited)
                                 (In thousands)


                                         Three Months Ended   Nine Months Ended
                                           September 30,        September 30,
                                         -----------------    -----------------
                                          1999       1998      1999       1998
                                         -------    ------    -------    ------

Net income ............................. $10,664    $1,764    $12,139    $5,465


  Unrealized gains (losses) on
    marketable securities ..............   2,272      (244)     3,475      (293)

  Foreign currency translation
    adjustment .........................      --        --         (4)       --
                                         -------    ------    -------    ------

Comprehensive income before income tax
  provision (benefit) ..................  12,936     1,520     15,610     5,172

Income tax (benefit) related to items
  of comprehensive income ..............     772       (90)     1,181      (108)
                                         -------    ------    -------    ------

Comprehensive income ................... $12,164    $1,610    $14,429    $5,280
                                         =======    ======    =======    ======



See notes to unaudited condensed consolidated financial statements.

                                BROOKTROUT, INC.
           Condensed Consolidated Statements of Cash Flows (Unaudited)
                                 (In thousands)

                                                          Nine Months Ended
                                                            September 30,
                                                         -------------------
                                                          1999         1998
                                                         -------     -------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income ........................................    $12,139     $ 5,465
  Adjustments to reconcile net income to cash
   provided by operating activities:
     Gain on Brooktrout's sale of Interspeed stock ..     (9,129)         --
     Non-cash compensation expense ..................      2,313          --
     Depreciation and amortization ..................      4,194       2,201
     Amortization of (premium) discount on marketable         (3)        (45)
      securities
     Deferred income taxes ..........................        101        (732)
     Increase (decrease) in cash from:
       Accounts receivable ..........................     (2,175)     (3,065)
       Inventory ....................................     (1,829)       (510)
       Other prepaid expenses .......................       (376)        282
       Accounts payable and other accruals ..........       (723)      3,806
                                                         -------     -------

         Cash provided by
          operating activities ......................      4,512       7,402


CASH FLOWS FROM INVESTING ACTIVITIES:
  Expenditures for equipment and furniture
                                                          (2,566)     (3,558)
  Purchases of marketable securities ................         --      (9,924)
  Maturities and sales of marketable securities .....         --       5,756
  Brooktrout's sale of Interspeed stock, net of
   related expenses .................................     16,140          --
                                                         -------     -------

         Cash provided by (used for)
          investing activities ......................     13,574      (7,726)


CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from the sale of common stock ............        770         360
  Interspeed sale of stock, net of offering expenses      20,794          --
                                                         -------     -------

         Cash provided by
          financing activities ......................     21,564         360
                                                         -------     -------


INCREASE IN CASH AND EQUIVALENTS ....................     39,650          36
CASH AND EQUIVALENTS, BEGINNING OF PERIOD ...........      8,518      27,916
                                                         -------     -------
CASH AND EQUIVALENTS, END OF PERIOD .................    $48,168     $27,952
                                                         =======     =======


See notes to unaudited condensed consolidated financial statements.

BROOKTROUT, INC.

Notes to Unaudited Condensed Consolidated Financial Statements


1.       Basis of Presentation

         Brooktrout, Inc. (the "Company") has recently reorganized its lines of business and changed its name from Brooktrout Technology, Inc. The Company is organized and reports the results of its operations in three business segments (Brooktrout Technology, Brooktrout Software, and Interspeed, Inc.) based on the products and services provided to the marketplace, customers served by each segment and distribution channels.

         The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. They should be read in conjunction with the audited consolidated financial statements included in the Company's 1998 Annual Report on Form 10K, as amended.

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


2.       Interspeed, Inc.

         On September, 24, 1999, Interspeed, Inc. (Interspeed), a subsidiary of the Company, sold 2 million primary shares of its common stock in an initial public offering at a price of $12 per share pursuant to a registration statement on Form S-1 under the Securities Act of 1933, as amended. In the offering, the Company sold an additional 1.5 million secondary shares of Interspeed common stock. Following the completion of the offering, the Company owned 6.5 million shares of Interspeed common stock or approximately 61% of the shares outstanding. Due to the sale of the 2 million shares of stock by Interspeed, the Company recorded additional paid-in capital of $12.1 million reflecting the increase in its investment in Interspeed.

         For the three months ended September 30, 1999, Brooktrout's net income reflects the Company's share of Interspeed's net income (loss) for the same 3 month period ending September 30, 1999. In addition, the Company's net income for the three months and nine months ended September 30, 1999, also includes:
(a) the net gain recorded by the Company on the sale of 1.5 million shares of Interspeed it owned in conjunction with Interspeed's initial public offering and
(b) the tax benefit associated with Interspeed's operating losses realized by the Company in their consolidated return. Subsequent to the completion of Interspeed's initial public offering on September 24, 1999, Interspeed will not be included in the consolidated tax return of the Company and therefore the Company will not receive tax benefits from its share of Interspeed losses.

          For the six months ended June 30, 1999, and for the three months and nine months ended September 30, 1998, the consolidated results of operations reflect the contribution by Interspeed as a 100% owned subsidiary of the Company. In addition, net income for the six months ended June 30, 1999, and for the three months and nine months ended September 30, 1998, also includes the tax benefit associated with Interspeed's operating losses realized by the Company in their consolidated return.


3.       Acquisition

         On December 17, 1998, the Company acquired the assets and assumed certain liabilities of the Computer Telephony Products ("CTP") business of Lucent Technologies Inc. CTP provides technologies for the voice processing industry and manufactures hardware and software components that connect PCs and LANs with telephone networks. The purchase price was $29.4 million, paid in cash, plus $1.1 million of transaction costs, and the Company assumed certain liabilities aggregating $1.9 million. The acquisition has been accounted for as a purchase, and accordingly, the results of operations of CTP have been included in the Company's consolidated financial statements from the date of acquisition. The purchase price has been allocated to the assets acquired based upon their fair values using independent appraisals.


4.       Income Per Share

         Basic income per share is computed using the weighted average number of common shares outstanding during each year. Diluted income per share reflects the effect of the Company's outstanding options (using the treasury stock method), except where such options would be antidilutive. A reconciliation of weighted average shares used for the basic and diluted computations is as follows:

                            Three Months Ended          Nine Months Ended
                               September 30,              September 30,
                             1999         1998          1999         1998
                          ----------   ----------    ----------   ----------

Weighted average shares
 for basic ............   10,954,000   10,805,000    10,911,000   10,774,000
Dilutive effect of stock
 options ..............      774,000      663,000       689,000      708,000
                          ----------   ----------    ----------   ----------
Weighted average shares
 for diluted ..........   11,728,000   11,468,000    11,600,000   11,482,000
                          ==========   ==========    ==========   ==========

5.       Inventory

         Inventory is carried at the lower of cost (first-in, first-out basis) or market and consisted of the following:

                                       September 30,      December 31,
                                           1999               1998
                                        -----------       -----------

Raw materials ....................      $ 5,820,000       $ 3,277,000
Work in process ..................        1,096,000         2,164,000
Finished goods ...................        5,581,000         5,227,000
                                        -----------       -----------
     Total .......................      $12,497,000       $10,668,000
                                        ===========       ===========



6.       Cash Flow Information

         Cash equivalents include liquid securities with remaining maturities of three months or less at the time of purchase.

            Supplemental disclosure of cash flow information:

                                                   Nine Months Ended
                                           September 30,       September 30,
                                               1999                1998
                                               ----                ----

Cash paid for interest .................    $    4,000          $    2,000
Cash paid for income taxes .............    $1,998,000          $3,075,000


7.       Major Customer

         No customer accounted for more than 10% of revenue for the three months ended September 30, 1999. One customer accounted for approximately 22% of revenue for the three months ended September 30, 1998, and 13% and 21% of revenue for the nine months ended September 30, 1999 and 1998, respectively.

8.       Marketable Securities

         Marketable securities are classified as available-for-sale and are carried at fair market value using current market quotes. Unrealized gains or losses are included in comprehensive income (loss).

         Marketable securities consist of publicly-traded corporate equity securities and United States government securities with remaining maturities in excess of three months. Gross unrealized gains related to the equity securities at September 30, 1999 were $3,475,000.



9.       Income Taxes

         The Company's quarterly effective tax rate is based on the estimated effective tax rate for the full year.



10.      International Sales

         International sales, principally exports from the United States, accounted for approximately 27% and 20% of revenue for the three months ended September 30, 1999 and 1998, respectively, and 25% and 21% of revenue for the nine months ended September 30, 1999 and 1998, respectively.

11.      Segment Reporting


                               Three Months Ended        Nine Months Ended
                                 September 30,             September 30,
                            ------------------------  -------------------------
                               1999         1998         1999          1998
                            -----------  -----------  ------------  -----------

REVENUE:

Brooktrout Technology       $31,520,000  $23,818,000  $ 92,772,000  $70,749,000
Brooktrout Software           2,249,000    1,428,000     5,729,000    4,777,000
Interspeed, Inc.                637,000           --     1,914,000           --
                            -----------  -----------  ------------  -----------
Consolidated revenue        $34,406,000  $25,246,000  $100,415,000  $75,526,000
                            ===========  ===========  ============  ===========


GROSS MARGIN:

Brooktrout Technology       $20,211,000  $14,175,000  $ 57,662,000  $41,575,000
Brooktrout Software           1,251,000      567,000     3,152,000    2,547,000
Interspeed, Inc.                 98,000           --       585,000           --
                            -----------  -----------  ------------  -----------
Consolidated gross margin   $21,560,000  $14,742,000  $ 61,399,000  $44,122,000
                            ===========  ===========  ============  ===========


INCOME (LOSS) FROM OPERATIONS:(1)

Brooktrout Technology       $ 6,401,000  $ 4,526,000  $ 16,964,000  $13,183,000
Brooktrout Software            (857,000)  (1,172,000)   (2,977,000)  (2,391,000)
Interspeed, Inc. (2)         (3,399,000)  (1,034,000)   (8,850,000)  (3,615,000)
                            -----------  -----------  ------------  -----------

Consolidated income
  from operations             2,145,000    2,320,000     5,137,000    7,177,000

Interest income (net)            69,000      480,000       264,000    1,498,000
Net gain on investment
 activity                    15,485,000           --    15,485,000           --
                            -----------  -----------  ------------  -----------

Consolidated income
  before income tax
  provision                 $17,699,000  $ 2,800,000  $ 20,886,000  $ 8,675,000
                            ===========  ===========  ============  ===========



(1) Amounts previously reported in 1999 and 1998 have been revised to reflect an allocation of certain marketing and general and administrative expenses to the segments. Prior segment disclosure reflected the expenses in Brooktrout Technology.

(2) Included in the Interspeed, Inc. loss from operations for the three months and nine months ended September 30, 1999, is a charge of $401,000 and $2,313,000, respectively, reflecting non-cash compensation expenses as a result of stock option grants.

                                 Three Months Ended      Nine Months Ended
                                    September 30,          September 30,
                                --------------------   ----------------------
                                   1999       1998        1999        1998
                                ----------  --------   ----------  ----------

DEPRECIATION AND AMORTIZATION
  EXPENSE:

Brooktrout Technology           $1,269,000  $620,000   $3,555,000  $1,707,000
Brooktrout Software                119,000   149,000      371,000     338,000
Interspeed, Inc.                   114,000    55,000      268,000     156,000
                                ----------  --------   ----------  ----------

Consolidated depreciation and
  amortization expense          $1,502,000  $824,000   $4,194,000  $2,201,000
                                ==========  ========   ==========  ==========




12.      Subsequent Event

         On October 27, 1999, the Company sold an additional 425,000 shares of Interspeed common stock at a price of $12 per share pursuant to the underwriters' over allotment option. After this transaction, the Company owns 6,075,000 shares of Interspeed common stock or approximately 57% of the shares outstanding.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


RESULTS OF OPERATIONS


SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

         This document contains certain statements that are "forward-looking statements" as that term is defined under the Private Securities Litigation Reform Act of 1995 and releases issued by the Securities and Exchange Commission. The words "believe," "expect," "anticipate," "intend," "estimate," and other expressions, which are predictions of or indicate future events and trends and which do not relate to historical matters, identify forward-looking statements. Forward-looking statements involve known and unknown risks, uncertainties and other factors, which may cause the actual results, performance or achievements of the Company to differ materially from anticipated future results, performance or achievements expressed or implied by such forward-looking statements.



Three Months Ended September 30, 1999 and 1998

         Revenue during the three months ended September 30, 1999 increased by approximately 36% to $34,406,000, up from $25,246,000 during the three months ended September 30, 1998. The majority of this growth was in Brooktrout Technology and primarily was attributable to an increase in voice technology products driven by the acquisition of the Computer Telephony Products ("CTP") business of Lucent Technologies Inc. together with an increase in sales of Primary Rate ISDN telephone network interface products. This increase was partially offset by a decline in voice mail systems sold. In addition, there was an increase in Interspeed, Inc. product sold.

         Cost of product sold was $12,846,000, or approximately 37% of revenue, during the three months ended September 30, 1999, compared to $10,504,000, or approximately 42% of revenue, for the same period in 1998. Gross profit percentage was approximately 63% and 58% for the three months ended September 30, 1999 and 1998, respectively. The increase in gross profit percentage was primarily generated by Brooktrout Technology and is the result of the increase in voice technology products sold and the corresponding profit that is generated from these higher margin products. These higher margin products replaced the margin lost on the decline in the lower margin voice mail systems sold.

         Research and development expense was $7,507,000, or approximately 22% of revenue, compared with $5,074,000, or approximately 20% of revenue, for the three months ended September 30, 1999 and 1998, respectively. This increase primarily is attributable to the inclusion of CTP and the related development efforts on the voice technology products combined with the development of the Digital Subscriber Line (DSL) products of Interspeed, Inc. The Company intends to continue to commit significant resources to product development. The Company's continuing development efforts are focused on the computer telephony software development tools, the next generation of Primary Rate ISDN telephone network interface products, the TR Series product family, as well as the Brooktrout Open Systems Telephony Architecture (BOSTon).

         Selling, general and administrative expense was $11,507,000 during the three months ended September 30, 1999, compared with $7,348,000 during the same period in 1998. This higher expense level resulted from the inclusion of CTP in addition to increased staffing, promotional activities and travel related expenses. As a percentage of revenue, selling, general and administrative expense for the third quarter of 1999 was approximately 33% of revenue, compared with approximately 29% for the third quarter of 1998.

         During the three months ended September 30, 1999, the Company recorded a charge of $401,000 reflecting non-cash compensation expenses as a result of stock option grants at Interspeed.

         For the three months ended September 30, 1999, interest and other income was $69,000, compared with $480,000 for the same period in 1998. The decrease was caused by lower investable cash balances due to the acquisition of CTP.

         During the three months ended September 30, 1999, the Company recorded a gain of $15,485,000 reflecting a gain of $16.1 million, net of offering related costs, on the sale of 1.5 million shares of Interspeed by the Company in Interspeed's initial public offering, less $655,000 representing the book value of a separate investment that was written off.

         The Company's effective tax rate was 41% in 1999 and 37% in 1998, based on the Company's estimated effective tax rate for the full year. Excluding the permanent difference associated with the non-cash compensation charge of $401,000 related to stock option grants at Interspeed and excluding the income tax provision on the net gain on investment activity of $15,485,000, the effective tax rate would have been 34% in 1999.


Nine Months Ended September 30, 1999 and 1998

         Revenue during the nine months ended September 30, 1999 increased by approximately 33% to $100,415,000, up from $75,526,000 during the nine months ended September 30, 1998. The majority of this growth was in Brooktrout Technology and primarily was attributable to an increase in voice technology products driven by the acquisition of CTP together with an increase in sales of Interspeed, Inc. product. In addition, there was an increase in Primary Rate ISDN telephone network interface products sold. The increase was partially offset by a decline in voice mail systems sold.

         Cost of product sold was $39,016,000, or approximately 39% of revenue, during the nine months ended September 30, 1999, compared to $31,404,000, or approximately 42% of revenue, for the corresponding period in 1998. Gross profit percentage was approximately 61% and 58% for the nine months ended September 30, 1999 and 1998, respectively. The increase in gross profit percentage was primarily generated by Brooktrout Technology and is the result of the increase in voice technology products sold and the corresponding profit that is generated from these higher margin products. These higher margin products replaced the margin lost on the decline in the lower margin voice mail systems sold.

         Research and development expense was $20,821,000, or approximately 21% of revenue, compared with $15,744,000, or approximately 21% of revenue, for the nine months ended September 30, 1999 and 1998, respectively. This increase primarily is attributable to the inclusion of CTP and the related development efforts on the voice technology products combined with the development of the DSL products of Interspeed, Inc. The Company intends to continue to commit significant resources to product development. The Company's continuing development efforts are focused on the computer telephony software development tools, the next generation of Primary Rate ISDN telephone network interface products, the TR Series product family, as well as the BOSTon architecture

         Selling, general and administrative expense was $33,128,000 during the nine months ended September 30, 1999, compared with $21,201,000 during the corresponding period in 1998. This higher expense level resulted from the inclusion of CTP together with increased staffing, promotional activities and professional fees. As a percentage of revenue, selling, general and administrative expense for the first nine months of 1999 was approximately 33% of revenue, compared with approximately 28% for the first nine months of 1998.

         During the nine months ended September 30, 1999, the Company recorded a charge of $2,313,000 reflecting non-cash compensation expenses as a result of stock option grants at Interspeed.

         For the nine months ended September 30, 1999, interest and other income was $264,000, compared with $1,498,000 for the same period in 1998. The decrease was caused by lower investable cash balances due to the acquisition of CTP.

         During the nine months ended September 30, 1999, the Company recorded a gain of $15,485,000 reflecting a gain of $16.1 million, net of offering related costs, on the sale of 1.5 million shares of Interspeed by the Company in Interspeed's initial public offering, less $655,000 representing the book value of a separate investment that was written off.

         The Company's effective tax rate was 43% in 1999 and 37% in 1998, based on the Company's estimated effective tax rate for the full year. Excluding the permanent difference associated with the non-cash compensation charge of $2,313,000 related to stock option grants at Interspeed and excluding the income tax provision on the net gain on investment activity of $15,485,000, the effective tax rate would have been 34% in 1999.


Liquidity and Capital Resources

         For the nine months ended September 30, 1999, the Company funded its operations principally through operating revenue. The Company's working capital increased from $21.2 million at December 31, 1998 to $60.7 million at September 30, 1999. The increase was attributable primarily to higher cash balances due to the proceeds from the sale of Interspeed stock. On September 24, 1999, Interspeed sold 2 million shares of its common stock in an initial public offering generating $16.7 million. The Company sold 1.5 million shares of Interspeed that it owned in the offering. The Company recognized a pre-tax gain of $15.5 million from the offering. In addition, cash was generated from continued profitable operations which were partially offset by higher accrued tax balances.

         On October 1, 1999, the Company's Board of Directors approved the purchase of up to one million shares of the Company's common stock. Through November 1, 1999, the Company had repurchased a total of 137,000 shares for a total cash purchase of $1.7 million.

         In August 1999, the Company renewed its working capital line of credit. Under the renewed line of credit, the Company may borrow up to $10,000,000 on an unsecured basis, all of which may be used for issuance of letters of credit, subject to compliance with certain covenants. The line of credit will expire in July 2000 and at that time any outstanding balances would be payable in full. Any amounts borrowed under the line would be subject to interest at the lender's prime rate. At September 30, 1999, there were no commitments outstanding on letters of credit; no borrowings have been made during any period presented.

         During the first nine months of 1999, the Company invested approximately $2.6 million in capital equipment. The Company currently has no material commitments for additional capital expenditures.

         The Company anticipates that cash flows from operations, together with current cash and marketable securities balances and funds available under the Company's line of credit, will be sufficient to meet the Company's working capital equipment expenditure requirements for the foreseeable future.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company invests cash balances in excess of operating requirements in short-term securities, generally with maturities of 90 days or less. In addition, the Company's working capital line of credit agreement provides for borrowings which bear interest at a variable rate based on the lender's prime rate. As of September 30, 1999, the Company did not have any borrowings outstanding under the credit agreement. The Company believes that the effects, if any, of possible near-term changes in interest rates on the Company's financial position, results of operations and cash flows should not be material. The Company owns publicly-traded corporate equity securities which are considered available-for-sale for accounting purposes and any unrealized gain or loss is deferred as a component of other comprehensive income.

         The Company denominates substantially all sales in U.S. dollars and has limited expenses denominated in foreign currencies, generally from its limited operations in Belgium and the United Kingdom. Consequently, the Company has limited exposure to fluctuations in foreign currencies. The Company, to date, has not attempted to hedge this limited foreign currency exposure. The Company does not enter into financial instrument transactions for trading or other speculative purposes.

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

         The Company's Year 2000 Plan relating to its internal systems consists of three phases - assessment, testing and implementation. The Company is currently in the implementation phase and anticipates completing this phase during the fourth quarter of 1999. The Company believes that all material systems will be compliant by the Year 2000 and that the cost to address this issue is not material. The Company does not have any contingency plans in the event that its material systems are not Year 2000 compliant, however, if the Company determines that its systems may not be compliant prior to 2000, it shall create and implement contingency plans as necessary.

         The Company has gathered, tested and produced information about the Company's products impacted by the Year 2000 transition. Although the Company believes that most of its products are in or will be (through maintenance releases or patches) in Year 2000 compliance, the Company has determined that certain of its older products are not and will not be compliant. However, with respect to these older products, customers generally will have upgrade paths available to move to the Company's newer compliant products, which generally will require some change in the operating environment. The Company is taking steps to inform such affected users of this issue.

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

         The Company continues to evaluate the estimated costs associated with achieving Year 2000 readiness. To date, costs associated with achieving Year 2000 readiness are $650,000. Based on current estimates, the remaining costs associated with the Company's Year 2000 Plan will be approximately $100,000.

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

Recent Accounting Pronouncements

         In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities", effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. The new standard requires that all companies record derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. Management is currently assessing the impact of SFAS No. 133 on the financial statements of the Company. The Company expects to adopt this accounting standard for the fiscal year commencing January 1, 2001, as required.

Part II. OTHER INFORMATION

Item 1.           Legal Proceedings

        On October 22, 1998, Syntellect filed a demand for arbitration, with the American Arbitration Association (the "AAA") in Dallas, Texas, in which Syntellect asserts that Brooktrout failed to pay certain royalties under a patent license agreement. On December 16, 1998, the AAA granted the Company's request that any arbitration hearing be conducted by the Boston Regional Office of the AAA. On January 6, 1999, the Company filed an answering statement in the arbitration proceedings, in which all claims were denied. An arbitrator has been selected, and Aspect Telecommunications Corporation has been joined as a claimant. The Company has filed a memorandum explaining its position regarding the scope of the arbitration proceedings. A tentative hearing date has been set for February 7, 2000. The Company intends to vigorously defend against Syntellect's claims in the arbitration.


Items 2 through 5.

         None


Item 6.           Exhibits

                  (a) Exhibits

                           27.1 Financial Data Schedule


                  (b) Reports on Form 8-K

                           No reports on Form 8-K were filed during the quarterly period ended September 30, 1999.

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            BROOKTROUT, INC.


Date: November 12, 1999             By: /s/ Eric R. Giler
                                            ----------------------------------
                                            Eric R. Giler
                                            President
                                            (Principal Executive Officer)


Date: November 12, 1999             By: /s/ Robert C. Leahy
                                            ----------------------------------
                                            Robert C. Leahy
                                            Vice President of Finance and
                                            Operations and Treasurer
                                            (Principal Financial and
                                            Accounting Officer)