Form 10-K405
period 1999-12-31
BROOKTROUT TECHNOLOGY INC
filed 2000-03-30
CIK 754516

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
                            FOR ANNUAL AND TRANSITION
                    REPORTS PURSUANT TO SECTIONS 13 OR 15(d)
                         OF THE SECURITIES EXCHANGE ACT

(Mark one)
        [X]    ANNUAL REPORT PURSUANT
               TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1999

        [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the transition period from __ to __.

                           Commission File No. 0-20698

                                BROOKTROUT, INC.
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

        Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

        Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

        As of March 22, 2000, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $350.0 million, based on the closing price of $33.25 on such date of the Company's common stock on the Nasdaq ("Nasdaq") National Market System.

        As of March 22, 2000, 12,159,580 shares of common stock, $.01 par value per share, were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of (i) the Company's Annual Report for the fiscal year ended December 31, 1999 are incorporated into Part II of this Form 10-K and (ii) the Company's Proxy Statement relating to the 2000 Annual Meeting of Shareholders of the Company is incorporated into Part III of this Form 10-K.

                                   TRADEMARKS

         "TR114", "TR114 Series", "TR112", "TRNIC", "TR Series", "Universal Port", "BTStack323", "ActiveCall", "VoiceSentence", "FaxVision", "TermView", "SpeakIt", "ReadIt", "RealSpeech", "PowerBlock", "TR2001", "Real-Time Fax", "TR1000", "Vantage Series" "TR2000 Series", "TRxStream", "TR2001 SDK", "SpeechPac", "BTGateway", "Vantage DSPM", "Vantage PCI Series", "RDSP Series", "Ensemble Series", "RTNI Series", "RFAX FRS Series", "Prelude Series", "RealCT API", "Prompt Studio", "AccuCall Wizard", "AccuSwitch", "AccuSpan", "AccuLock", "Vedit", "RDSPtest", "AccuTalk", "AccuDigit", "AccuCall", "AccuRate", "AccuPitch", "AccuTone", "AccuPulse", "SMI API", and "AnyCall Software" are trademarks of Brooktrout, Inc. "Brooktrout, Inc.", "Brooktrout Technology", "TruFax", "Show N Tel", "Instant RAS Series", "IRAS Series", "Netaccess Series", and "Instant ISDN Software" are registered trademarks of Brooktrout, Inc. "MVIP" is a trademark of Natural MicroSystems, Inc. "Touch-Tone" is a registered trademark and "UNIX"is a trademark of AT&T. "Merlin" is a registered trademark and "Legend", "Merlin Legend", "Merlin Mail", "Merlin Multi-Lingual Version", "RealCT" and "Partner Mail" are trademarks of Lucent Technologies Inc. ("Lucent", formerly a division of AT&T) "Microsoft" and "MS-DOS" are registered trademarks and "Microsoft Windows Sound System" and "Windows NT" are trademarks of Microsoft Corporation. "OS/2" is a registered trademark of International Business Machines Corp. "UnixWare" is a trademark of Univel. "QNX" is trademark of QNX, Inc. "Speedview", "Speedtrap", "Interspeed, Inc.", "Interspeed 1000", and "Interspeed 500" are registered trademarks of Interspeed, Inc.

                                     PART I

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

ITEM 1.        BUSINESS

         Brooktrout, Inc. (the "Company") is a Massachusetts corporation founded in 1984. During 1999, the Company changed its name from Brooktrout Technology, Inc. to Brooktrout, Inc. The Company delivers communications hardware and software products that enable applications for the new global telecommunications network. The Company's mission is to collaborate with its customers so they can bring innovative solutions to market quickly, increase business and expand into new markets. The Company sells its products to system vendors, service providers, and value-added resellers, or ("VARs"), both domestically and internationally through a direct sales force and a two-tier distribution system. The Company's international sales efforts, principally exports from the United States, are initiated from corporate headquarters in the United States and internationally located sales and support offices.

         The Company is organized and reports the results of its operations in the following three business units: Brooktrout Technology, Brooktrout Software, Inc. ("Brooktrout Software") and Interspeed, Inc. ("Interspeed"). These segments are differentiated based upon the products and services provided to the marketplace, the customers served, and the distribution channels.

         Brooktrout Technology delivers innovative hardware and software platforms that enable applications ranging from Internet Protocol ("IP") telephony and embedded voicemail to wireless messaging for the new global communications network. While the majority of the Company's revenues were generated by internally developed products, acquisitions have also contributed to the Company's growth. On June 30, 1997, the Company acquired the assets and assumed certain liabilities of Netaccess, Inc. ("Netaccess"), a worldwide supplier of Primary Rate and Basic Rate ISDN network interface products and multiport modem products for standards-based, open remote access and computer telephony systems. On December 17, 1998, the Company acquired the assets and assumed certain liabilities of the Computer Telephony Products ("CTP") business of Lucent Technologies, Inc ("Lucent"). The CTP business provides technologies for the voice processing industry and manufactures hardware and software components that connect PCs and LANs with telephone networks.

         Brooktrout Software, which was acquired on May 26, 1996 as Technically Speaking, Inc. ("TSI"), is a leading provider of voice solutions and services for e-Business and the enterprise. Brooktrout Software's products reduce the cost, time to market, and complexity of developing interactive voice response ("IVR"), Web/IVR, call management and unified messaging applications. Additionally, Brooktrout Software has a professional services group that offers Web/IVR and computer telephony integration ("CTI") consulting, custom voice solution and application design and development, and systems integration.

         During 1997, the Company formed Interspeed, a subsidiary that designs, develops, and markets advanced high-speed data communication solutions based on digital subscriber line ("DSL") technology. Interspeed's products enable data communication service providers such as competitive local exchange carriers, Internet service providers, and owners of multi-tenant units ("MTUs") to deliver high-speed data access solutions to their customers utilizing existing copper wire infrastructure. On September 24, 1999, Interspeed sold 2 million shares of its common stock in an initial public offering (the "Offering") at a price of $12 per share pursuant to a registration statement on Form S-1 (333-81071), as amended, under the Securities Act of 1933, as amended. In the Offering, the Company sold an additional 1.5 million shares of Interspeed common stock. In October, the Company sold an additional 425,000 shares of common stock of Interspeed at a price of $12 per share pursuant to the underwriters' over allotment option. After these transactions, the Company owns 6.075 million shares of Interspeed's outstanding common stock, or approximately 57% of Interspeed's common shares outstanding as of December 31, 1999.

         The rapid evolution of the world's telecommunication systems has created important market opportunities for the Company. One opportunity consists of core technologies and platforms primarily for business premise products such as fax, LanFax, and voice mail - Today's Network. Another opportunity - the New Network - is the result of the global investments that are being made to expand the capabilities of today's communication networks. These new capabilities allow data, voice and fax information to be distributed using packet-based data networks, such as the internet, for portions of the transmission and also be distributed using the traditional circuit switched telephone network.

         Effective electronic communication over the New Network is dependent upon network infrastructure technology to weave together the many disparate systems and applications that already exist with the new and emerging technologies. The Company markets many of its Switching and Access products to customers that are creating the infrastructure to support the New Network. The Company believes that another important market for its products is the unified messaging market. Hardware and software applications enable users to integrate their voice, fax and e-mail messages into one location, accessible from their phone or laptop. An equally important New Network market segment is the growing e-Commerce market. The Company believes that business-to-business automation, both wired and wireless, is an important growth area for the new economy and for the Company. E-commerce and unified messaging are examples of the enhanced communication services that we anticipate will continue to be developed for the New Network. Each of the Company's operating segments is delivering products that permit the transformation from Today's Network to the New Network.

BROOKTROUT'S PRODUCTS

         Throughout its history the Company has looked beyond technology to recognize niche opportunities and help customers exploit them. The Company prides itself on learning about, meeting, and exceeding customer expectations for features, standards support, scalability, reliability and price. The Company's products are being used by customers that are developing products and services for both Today's Network and the New Network. Brooktrout Technology's products can be classified into the following product categories: switching and access, messaging, and IP Telephony. This classification is based upon the principle application enabled by the hardware and software products. The following table describes Brooktrout Technology's, Brooktrout Software's and Interspeed's principal products and the markets that they serve:

BROOKTROUT TECHNOLOGY SWITCHING AND ACCESS PRODUCTS

Products                                       Description                           Target Customers
--------                                       -----------                           ----------------
PRI/BRI WAN Interface boards                   Multi-span ISDN/T1/E1/BRI             OEMs and system
                                               boards for data, voice and video      integrators implementing
                                               applications available in             data networking and
                                               multiple bus types, including         computer telephony
                                               cPCI                                  applications

Instant RAS Open Remote Access                 A family of remote access             OEMs, VARs and system
Server boards                                  software and hardware for             integrators providing
                                               industry standard platforms           remote access solutions
                                               providing analog and digital          for office and
                                               connectivity                          departmental applications

RTNI Series boards                             Network interface cards that          OEMs and VARs adding voice
                                               provide from 2 T1/E1 to 24            processing and call
                                               analog interfaces; compatible         switching PC systems
                                               communication interfaces for the
                                               RDSP and Vantage Series

TRNIC Series                                   Network interface cards that          Service provides, OEMs and
                                               provide up to 24 channels, in         VARs integrating fax and
                                               either ISA or PCI form factors,       voice systems with T1 lines
                                               for connecting fax and voice
                                               systems to T1 phone lines

Enhanced Call Control API                      An API which extends the TR           Service providers, OEMs and
                                               Series fax and voice development      VARs developing
                                               tools to incorporate high-speed       applications for different
                                               access products                       telephone systems worldwide

BROOKTROUT TECHNOLOGY MESSAGING PRODUCTS

Products                                       Description                           Target Customers
--------                                       -----------                           ----------------

TR1000 Series boards                           TRxStream Series high density         Service providers, OEMs and developers of
                                               messaging platform that supports      enhanced fax services
                                               MVIP and SCbus configurations

Vantage Series boards                          4 to 32 port ISA and PCI voice        OEMs, VARs, application developers, and
                                               and fax boards.  The PCI boards       system integrators developing highly
                                               also include an optional H.100        scalable voice/fax solutions
                                               interface

Prelude Series                                 Half-size, low-cost, full             VARs and OEMs developing voice processing
                                               featured voice processing             solutions
                                               platforms for PC systems that
                                               include the Duel 2-port analog
                                               half-size cards, and the Quartet
                                               4-port analog half-size cards


BROOKTROUT TECHNOLOGY MESSAGING PRODUCTS

Products                                       Description                           Target Customers
--------                                       -----------                           ----------------
RDSP Series                                    PC voice processing platforms         OEMs and VARs developing
                                               that include up to 24 ports of        computer telephony applications.
                                               voice                                 Service providers,
TR114 Series Intelligent Fax & Voice           Multichannel boards with advanced     OEMs and VARs implementing medium
boards                                         fax and voice processing              to high density fax and voice systems
                                               capabilities available with 2, 4,
                                               8, 12 or 16 channels/boards

TruFax Series Fax boards                       2 port fax boards providing an        OEMs and VARs implementing work
                                               entry port for fax server             group and medium-size business
                                               communications                        communication servers

RealComm 100                                   Software developers kit providing     Service providers, OEMs and VARs
                                               an open, standards-based, platform    developing computer telephony ("CT")
                                                                                     solutions

RealCT Direct                                  Provides developers with direct        Service providers, OEMs and VARs
                                               access to any device in a CT           developing CT solutions
                                               environment

TR Series API                                  C-language application                 Service providers, OEMs and VARs
                                               development software for the TR        developing high performance fax
                                               Series, TruFax boards and IP           and voice applications with
                                               telephony products                     specific custom requirements

MerlinMail and                                 Voice messaging systems                Provided to Lucent on a private
PartnerMail systems for                        designed for Lucent's Merlin           label basis for sale to purchasers
Lucent                                         Partner and Merlin Legend              of Merlin Partner and Merlin
                                               Telephone switches                     Legend telephone systems

Ensemble Series                                A compact PC platform designed as      VARs and OEMs developing voice
                                               a host for compact voice               processing solutions
                                               processing solutions

BROOKTROUT TECHNOLOGY IP TELEPHONY PRODUCTS

Products                                       Description                           Target Customers
--------                                       -----------                           ----------------

TR2001 Series boards                           TrxStream Series high density IP      Service providers and OEMs
                                               Telephony platform that supports      implementing medium and high
                                               MVIP and SCbus configurations         density "gateways" and other
                                                                                     IP telephony systems

Real-Time Fax API                              An API that reduces the cost and      Service providers, OEMs and VARs
                                               complexity of developing              developing real-time fax gateways
                                               real-time IP/Fax gateways

BROOKTROUT SOFTWARE PRODUCTS

Products                                       Description                           Target Customers
--------                                       -----------                           ----------------

Show N Tel                                     Windows NT, GUI based, rapid          Service providers, OEMs and VARs
                                               application development platform      developing enterprise computer
                                               for computer  telephony               telephony systems seeking an
                                               applications                          easy-to-use application development
                                                                                     and prototyping tool

ActiveCall                                     An add-on tool to Show N Tel          Computer telephony system integrators
                                               allowing developers to extend voice   and VARs developing CTI and e-Business
                                               response systems with advanced CTI    solutions
                                               capabilities


SpeakIt                                        An add on module allowing             Computer telephony system integrators
                                               developers to add speech              and VARs developing CTI and
                                               interfaces                            e-Business solutions

RealSpeech                                     An add on module allowing             Computer telephony system integrators and
                                               developers to add speech              VARs developing CTI and e-Business
                                               interfaces                            solutions

ReadIt                                         An add-on module that allows          Computer telephony system integrators and
                                               developers to add text-to-speech      VARs developing CTI and e-Business
                                               functionality                         solutions

TermView                                       An add-on module that allows          Computer telephony system integrators and
                                               developers to create                  VARs developing CTI and e-Business
                                               applications that can leverage        solutions
                                               data stored in mainframes

INTERSPEED PRODUCTS

Products                                       Description                           Target Customers
--------                                       -----------                           ----------------

Interspeed DART, Interspeed 500 and            Single system devices which           Internet service providers, owners
Interspeed 1000 DSL Access Routers             include products providing            of MTUs and competitive local
("DSLARs")                                     complete DSL aggregation,             exchange carriers
                                               switching, IP Routing, and
                                               Virtual Private Network ("VPN")
                                               functions

BROOKTROUT TECHNOLOGY SWITCHING AND ACCESS PRODUCTS

         PRI/BRI ISDN/TI/E1 Interface Boards. The ISDN interface boards give original equipment manufacturers ("OEMs") and systems integrators ease to implement digital wide area network interface solutions. When combined with Instant ISDN Software and Brooktrout's Simple Messaging Interface (SMI) application programming interface, customers can develop data networking and computer telephony solutions quickly with worldwide certifications. Boards are available in several bus formats including ISA, PCI, and Compact PCI (cPCI) with up to eight interfaces per board and include computer telephony interfaces such as MVIP, H.100 and H.110.

         Instant Remote Access Server Products. Introduced originally as the Multiport Modem product, the Instant RAS product family provides remote access capability for industry standard platforms, such as Microsoft's Windows NT Server. These products are designed for end users requiring economical access to corporate networks through a variety of connection mechanisms, including analog modem and digital ISDN interfaces. Instant RAS products provide reliable, easy to install and maintain, and low price per port connections for small offices, branch offices, departments of larger corporations, and small Internet Service Providers. These products leverage the Company's expertise in developing network interface products for its OEM partners.

         RTNI Series. This is a family of advanced telephony network interface cards that offer OEM and VAR developers a reliable, flexible and scalable solution for adding voice processing and call switching to PC systems. The RTNI family includes: 2 T1 (48 channels), 2 E1 (60 channels), and 24 analog interfaces. Each network interface card provides a T1/E1 compatible and analog communication interface for the RDSP and Vantage Series voice and fax platforms through the MVIP bus.

         TRNIC Series. Network interface cards that provide a seamless, easy path to connect TR114 fax and voice systems to digital telephone lines. The TRNIC's are single slot ISA and PCI add-in cards that provide an interface to a North American T1 phone line for up to 24 fax and voice channels via the PEB or MVIP telephony bus.

         Enhanced Call Control API. The Company introduced an Enhanced Call Control application programming interface ("API") which extends its TR Series fax and voice development tools to incorporate the Company's Primary Rate and Basic Rate ISDN products. The Enhanced Call Control API includes a set of high level call control functions which enable developers to easily incorporate the Company's ISDN products into their applications without requiring the developer to learn ISDN or API specifics. This simplifies development by allowing developers to write a single application that can be used in many different system implementations, from low density to high density, using a variety of telephony services.

BROOKTROUT TECHNOLOGY MESSAGING PRODUCTS

         TR1000 Series. The TR1000 is a high density messaging platform within Brooktrout Technology's TrxStream Series. It supports up to 60 channels of voice and intelligent fax support in a variety of port configurations. The TR1000 supports MVIP and SCbus configurations. In the past, developers of messaging systems needed to use separate hardware for voice and separate hardware for fax, increasing development complexity and system costs. By combining high density voice and fax resources onto a single card, the TR1000 allows for simplified development and faster time to market for enterprise and service provider applications for the New Network. These New Network applications include unified messaging, interactive voice response, digital recording, PC-PBX, call centers, and web-based messaging services. The TRxStream platform is based on a common architecture that scales from high-capacity service provider requirements down to the lower-density requirements of the enterprise and workgroup markets.

         The Vantage Series. The Vantage Series are versatile voice processing platforms for developing robust, highly scalable, high density applications on a variety of platforms. The Vantage Series are universal port boards that provide from 4 to 32 ports of voice on a single resource card, in either ISA or PCI form factors. The industry-leading Vantage PCI series includes optional H.100 open standards interfaces, international approvals including CTR-21, and is ideal for messaging and digital recording applications. This provides OEMs, VARs, application developers and system integrators the ability to offer voice solutions which can be packaged to better meet market demand.

         Prelude Series. The Prelude series is a family of half-size, low-cost, full featured voice processing platforms for PC systems. The Prelude Series include the Duet 2-port analog half-size card, and the Quartet 4-port analog half-size card that enables developers to build voice systems based on "miniature" PC architecture, reducing overall costs while maintaining full voice processing functionality.

         RDSP Series. The RDSP Series are PC voice processing platforms that provide developers with proven voice processing for ISA bus-compatible computers. The RDSP Series includes up to 24 ports of voice on a single resource card that supports development of robust solutions for messaging, digital recording, and other computer technology applications.

         TR114 Series. The TR114 Series Intelligent boards are designed for high performance fax and fax & voice messaging systems, such as those used by telecommunications service providers, messaging system vendors and network communication server vendors. The TR114 Series Intelligent boards offer full fax and voice processing on each channel of a multi-channel board. Advanced fax and voice features, such as file conversions and file transfer protocols, are supported on the TR114 Series. Boards are available in a range of configurations; with two, four, eight, twelve or sixteen channels per board. The TR114 Series boards are designed to be approved by telecommunications regulatory agencies worldwide and have been approved for use in more than 30 countries including the United States, Japan, England, France, and Germany.

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

         RealComm 100. RealComm 100 is Brooktrout Technology's implementation of the ECTF(TM)'s S.100 Revision 2 media server that meets customers' needs for standards based communications servers. It is offered as a software developers kit ("SDK"), providing developers with an open, standards-based platform for developing computer telephony ("CT") applications. RealComm 100 enables developers to build next generation innovative electronic communications solutions for call centers, interactive voice response, enhanced call services, automated attendant, directory services and unified messaging. The RealComm 100 communications reduces time to market and provides investment protection by implementing rich resource management services and hardware abstraction that enables scalable, distributed applications.

         RealCT Direct. Brooktrout Technology supports all major PC operating systems through operating system device drivers. These drivers provide the interface between the operating system and the Brooktrout Technology hardware. The low level APIs for all operating systems are called the RealCT Direct APIs. RealCT Direct is offered as a SDK and includes all the low-level APIs and drivers. RealCT Direct provides developers with direct access to any device in a computer telephony environment. This direct access enables developers to create applications with fast execution time and direct control over all devices in the system. The application has less code, resulting in faster execution and smaller program size. Using this driver-level control, developers can create powerful, robust applications that take full advantage of processor and other system resources.

         TR Series API. The TR Series API enables developers to quickly develop sophisticated fax and voice applications. This API is a complete C language library of fax, voice, tone signaling and call processing function calls. It also includes BTStack323 - an H.323 protocol stack, time-saving sample applications, utilities and debugging tools. The API is operating-system independent and will support most operating systems, including Windows NT, UNIX, UnixWare, AIX, Solaris, QNX, OS/2, Windows 95 and MS DOS. Applications developed with the API run on all of the Company's TR Series and TruFax Series products that support the features.

         Merlin Legend Mail and Partner Mail. Since 1990, the Company has been the supplier of the Merlin Mail, Partner Mail, and Merlin Legend Mail voice messaging/automated attendant system for the Lucent Technology, Inc. ("Lucent") Merlin small business telephone system. In mid 1999, Lucent released an internal product that replaced the Company's products. Therefore, sales of this product going forward will be limited to field replacement units and repairs.

         The Ensemble Series. The Ensemble Series is a flexible, low-cost PC-based platform designed as an ideal host for compact voice processing solutions. The Ensemble Line consists of various configurations of compact PC platforms bundled with Brooktrout cards. This one-stop shopping solution provides VARs and OEMs developing voice processing solutions a unique and flexible combination, offering superior performance over other compact platforms while priced less than if the components were sold separately.

BROOKTROUT TECHNOLOGY IP TELEPHONY PRODUCTS

         TR2001 Series. The TR2001, a product within Brooktrout Technology's TRxStream Series, is a high density IP Telephony platform that allows developers to create more reliable, scalable service provider-level IP Telephony gateways and applications for the New Network. The TR2001 platform can operate in a dual Pentium configuration that helps to minimize host processor loads and provides a high degree of scalability. In addition, for developers who want the same degree of reliability and scalability in a single chassis, the TR2001 now features multi-board synchronization which allows four boards in a single chassis to handle up to 240 simultaneous calls. TR2001 supports MVIP and Scbus configurations. The TRxStream platform is based on a common architecture that scales from high-capacity service provider requirements to the lower-density requirements of the enterprise and workgroup markets.

         Real-Time Fax API. Real-Time Fax API, when used with the Company's TR Series fax and voice API and TR114 Series boards, reduces the complexity of developing IP Fax gateways. Developers can develop and deploy a real-time IP Fax system today and migrate seamlessly to future real-time IP Fax standards such as T.Ifax2.

BROOKTROUT SOFTWARE PRODUCTS

         Show N Tel. Show N Tel is a leading Windows NT rapid application development platform for interactive communication applications that integrate phones, PCs and the Internet. Corporate professionals and integrators can quickly and efficiently deliver reliable and powerful communication solutions such as Wireless Web, Call Back, Contact Management and Unified Messaging. These solutions allow web-based information to be shared with telephone users, strengthening customer relationships while increasing profits and market share.

         ActiveCall. The Company introduced ActiveCall, an add-on to its Show N Tel application development platform. ActiveCall includes server-side tools for collecting, tracking, and managing call information and exchanging data with client applications (screen pop); components for adding telephony functions to both off-the-shelf help-desk and telemarketing software, as well as custom applications; and switch "middleware" links via TSAPI, TAPI, and native PBX APIs. ActiveCall addresses the growing market for call center automation and telecommunications-based messaging solutions, allowing developers to extend voice response systems with advanced CTI capabilities, and reduce the cost, complexity, and time to market for delivering CTI solutions.

         SpeakIt. Add-on module that allows developers to add large vocabulary, multi-language, speech interfaces to Show N Tel and ActiveCall applications. This discrete speech recognition toolkit is based on Philips Speech Processing technology.

         RealSpeech. Add-on module that allows developers to add large vocabulary, multi-language, speech interfaces to Show N Tel and ActiveCall applications. This natural language speech recognition toolkit is based on Philips Speech Processing technology.

         ReadIt. Add-on module that allows developers to add text-to-speech functionality to their Show N Tel and ActiveCall applications. This TTS toolkit is based on L&H technology.

         TermView. Add-on module that allows developers to create Show N Tel and ActiveCall applications that can leverage data stored in legacy mainframe systems.

INTERSPEED PRODUCTS

         Interspeed DART, Interspeed 500 and Interspeed 1000 DSLARs. The Interspeed DART is the industry's first complete, low-density DSL solution that enables service providers to deliver high-speed Internet access and other advanced IP applications to the stand-alone professional office market. The Interspeed 500 is designed for larger MTU and campus environment deployments. The Interspeed 1000 is ideal for central office applications. All three products include complete DSL signal concentration, Layer 2 switching, IP Routing, and VPN functions in a single device, eliminating the need for service providers to purchase these components separately, saving significant cost. With these advanced products, Interspeed can meet service providers' complete DSL access requirements, ranging from a small eight-port application, to a large campus.

CUSTOMERS, SALES AND MARKETING

         The Company employs separate sales and marketing teams at Brooktrout Technology, Brooktrout Software and Interspeed. Brooktrout Technology and Interspeed market their products to OEMs, service providers, and to value-added resellers ("VARs"). In addition to these customers, Brooktrout Software also sells to certain end-users. Delivering Brooktrout Technology product to enterprise customers is generally accomplished through a two-tier distribution arrangement with Tech Data Corporation, a leading networking supplier, and Ingram Micro, a leading wholesale distributor of computer technology products and services.

         The Company ordinarily sells its products on the basis of purchase orders received from customers. The Company has entered into agreements with many of its customers, which establish terms and conditions for sales made under these agreements from time to time. These agreements generally do not establish any long-term fixed purchase or supply commitments for either party.

         In 1997, 1998 and 1999, sales to Lucent, the Company's largest customer, accounted for 30%, 22%, and 12%, respectively, of the Company's total revenues. The Company sells essentially all of its major products to a number of separate business units within Lucent, although sales of the Merlin Legend Mail, Merlin Mail Multi-Lingual Version and Partner Mail systems have constituted 82%, 83% and 65% of the revenue from Lucent in 1997, 1998 and 1999, respectively. Merlin Legend Mail and Partner Mail and other products are sold to Lucent under purchase orders issued by Lucent on an as-required basis. During 1999 Lucent designed a product that will replace the Merlin Legend Mail and Partner Mail products and as a result future sales of these products will be limited to field replacement units and repairs. While no other single customer accounted for more than 10% of the Company's total revenue in 1997, 1998 or 1999, approximately 62% of Interspeed's revenue for 1999 was from Cabletron Systems, Inc.

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

         Making sales to both of these types of customers can be a complex and time-consuming process that is often focused on technical requirements. To serve these customers in North America, the Company sells its products through a direct sales force deployed throughout the United States.

Value-added Resellers (VARs)

         VARs typically purchase the Company's products for resale to an end-user enterprise customer together with application software purchased from an independent software vendor ("ISV"). The Company has established a network of resellers, including many who are designated Brooktrout Authorized Resellers. The Company employs direct sales people and manufacturers' representatives to recruit, train and assist VARs. The Company also uses a two-tier distribution system for some of its fax, voice, network interface and multiport modem products, utilizing national distributors who then sell to VARs.

International

         The Company sells its products to service providers, OEMs and VARs internationally through a direct sales force organized by region. The Company has established sales offices in Belgium, England, Germany and Singapore.

         The Company's international sales efforts are initiated from corporate headquarters in the United States and internationally located sales and support offices. International sales, principally exports from the United States, accounted for approximately $13.7 million, or 19% of revenue, for the year ended December 31, 1997, $20.2 million, or 20% of revenue, for the year ended December 31, 1998 and $32.4 million, or 23% of revenue, for the year ended December 31, 1999.

         Most countries require technical approvals from their telecommunications regulatory agencies for products which operate in conjunction with the telephone system. Obtaining these approvals is generally a prerequisite for sales in a given jurisdiction. Obtaining requisite approvals may require from two months to a year or more depending on the product and the jurisdiction. The Company cannot assure you that it will not encounter delays in obtaining approval in a foreign jurisdiction. The Company, its distributors or its customers have received product approvals for the Company's fax and voice products from agencies in Australia, Canada, France, Germany, Hong Kong, Korea, Italy, Japan, Malaysia, the Netherlands, New Zealand, Singapore, Sweden, Switzerland, Mexico, Ireland, Norway, Denmark, India, Czech Republic, the United Kingdom, Austria, Belgium, Finland, Greece, Luxembourg, Portugal, Spain, China, Thailand, Argentina, Israel, South Korea, Russia, South Africa, Iceland and the United States.

Brooktrout Technology Partner Connection Program

         Brooktrout Technology has established a Partner Connection Program for OEMs, service providers and VARs. Brooktrout's mission is to be a true partner in creating innovative solutions for the new global communications network. Brooktrout Technology intends to assist its partners by collaborating with them on new ideas, by helping them expand into new markets, by accelerating their time to market for applications and by working together to deliver innovative products and services. The participants in the Partner Connection Program receive technical support, training, a quarterly newsletter and marketing assistance on a priority basis; which the Company believes facilitates development and deployment of their solutions throughout the world.

TECHNICAL SUPPORT

         The Company seeks to deliver unmatched support and service to customers. By listening to customers and attempting to thoroughly understanding their requirements, the Company believes it can provide innovative high-value products which meet or exceed customer expectations. Beyond delivery, the Company backs its products with responsive, engineering level support. Many of the Company's technical support staff members hold bachelor's degrees in electrical engineering or computer science. Staff members place the highest priority on providing timely, accurate information as well as advice on how to take advantage of the Company's sophisticated product line. The Company's technical support personnel have been a source of product improvements and new features and functions due to close working relationships with customers. The Company's technical support activities represent an integral element of its marketing strategy. The Company believes that its technical support capability represents a significant competitive advantage.

         In March 2000, Brooktrout Technology increased the warranty on its generally available network interface and signal processing products to five years from the date of purchase from Brooktrout Technology. Products purchased on or after January 1, 2000 will be covered under this new warranty. For hardware products purchased before January 1, 2000, Brooktrout Technology warrants against defects in materials and workmanship generally for twelve to thirty-six months from the date of purchase. Brooktrout Software offers a one year warranty on the hardware components within its systems and offers a limited warranty on software. Both Brooktrout Technology and Brooktrout Software have provided extended warranties to certain customers under contractual agreements or for additional consideration.

         Interspeed warranties on products extend for twelve months from the date of purchase from Interspeed. There are a variety of hardware maintenance and support programs tailored to customers' specific requirements that are available for products no longer under warranty. These programs include agreements to provide service on a time and materials basis and annual service contracts based on a percentage of the cost of the product. To date, Interspeed revenues attributable to customer service and support services have been immaterial.

PRODUCT DEVELOPMENT

         The market for electronic communications products is generally characterized by rapid technological change, changes in customer requirements, frequent new product introductions and enhancements and emerging industry standards. The Company focuses significant resources on improving its products in response to changes in operating systems, application software, computer and telephony hardware, networking software, programming tools and computer language technology. During the years ended December 31, 1997, 1998 and 1999, the Company spent approximately $13.6 million, $22.1 million and $28.8 million, or 19%, 22% and 20% of revenue, respectively, on research and development. Research and development expenses have been charged to operations as incurred. The Company is continuing its development efforts for its current products, as well as developing next generation versions of its current products. The Company believes significant investments in product development are required to remain competitive. As a consequence, the Company intends to continue to increase the dollar amount of its product development expenditures in the future.

         The Company believes that its software and hardware development team provides a significant competitive advantage for the Company. The team is comprised of members with experience in voice telephony processing, device driver development, object-oriented software development, graphical user interface development, and computer networking. The Company believes this assembly of diverse technical expertise contributes to the highly integrated functionality of its products. The Company's ability to attract and retain highly qualified employees will be one of the principal determinants of its success in maintaining technological leadership.

COMPETITION

         The Company is in direct competition with companies offering similar products or products responsive to similar applications. In addition, there is always the potential for new entrants into the Company's markets by other companies in related computer and communications companies including the Company's customers and suppliers. The Company believes that the principal competitive factors affecting the market for the Company's products and services include product functionality and features, product quality, performance and price, ease of product integration, and quality of customer support services. The relative importance of each of these factors depends upon the specific customer environment. Although the Company believes that its products and services currently compete favorably with respect to such factors, there can be no assurance that the Company can maintain its competitive position against current and potential competitors.

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

BACKLOG

         At December 31, 1999, the Company's backlog of orders for products and services was approximately $9.4 million compared with approximately $9.0 million at December 31, 1998. All of the backlog is expected to be shipped or provided before the end of 2000. All orders believed to be firm for products or services to be shipped or provided in the future are included in the backlog. The Company regards all orders as firm orders and has experienced an order cancellation rate in the past which the Company considers to be immaterial, although no assurance can be given that adverse effects may not result from order cancellations in the future. Because of the possibility of customer changes in delivery schedules or cancellation of orders, the Company's backlog as of any particular date may not be indicative of actual sales for any particular future period. The period of time between placement of an order and delivery of the product varies from one day for certain TR Series products to ten months for certain OEM systems products.

MANUFACTURING

         The Company's manufacturing operations consist primarily of final assembly and testing of components, systems and subsystems. The Company tests its products at various stages in the manufacturing process. Each product undergoes a final load and functional test at the Company's Needham, Massachusetts, Salem, New Hampshire or North Andover, Massachusetts facility prior to shipment.

         The Company uses independent manufacturers to perform printed circuit board assembly and testing. The Company believes it has good relationships with its subcontractors and has generally experienced timely delivery of products and satisfactory quality with respect to products manufactured by subcontractors. The Company's Needham, Massachusetts facility achieved ISO 9002 certification and the Company's Salem, New Hampshire facility achieved ISO 9001 certification.

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

         The Company has periodically received, and may receive in the future, communications from third parties asserting patent rights with respect to certain of the Company's products and features. The Company has entered into an agreement in principal to settle one patent infringement case, which will not have a material effect on the Company. There is no other pending litigation against the Company regarding any of these claims, nor has the Company to date believed it necessary to license any patent rights referred to in such communications, except as described above and except for certain other minor cases involving non payment of ongoing royalties.

EMPLOYEES
         As of December 31, 1999, the Company had 471 full-time employees, of which 186 were engaged in engineering and product development, 170 in sales, marketing and technical support, 67 in administration, and 48 in manufacturing. None of the Company's employees are represented by any labor union and the Company believes its relations with its employees are good.

EXECUTIVE OFFICERS

        The executive officers of the Company as of March 15, 2000 are as follows:

      Name                                                     Age                       Position
      ----                                                     ---                       --------
Eric R. Giler...........................................       44         President and Director

David W. Duehren........................................       42         Vice President of Research and
                                                                          Development, Clerk and Director

Patrick T. Hynes........................................       41         Vice President of Advanced Product
                                                                          Engineering and Director

Robert C. Leahy.........................................       47         Vice President of Finance and Operations
                                                                          and Treasurer

R. Andrew O'Brien.......................................       41         Vice President of Business Development

Heather Magliozzi.......................................       37         Vice President of Corporate Communications

Michael Donoghue........................................       38         General Manager, IP/Fax Technology
                                                                          Division, Vice President

John Ison...............................................       44         General Manager, Voice Technology
                                                                          Division, Vice President

Jonathan J. Sirota......................................       58         General Manager, Data Technology Division,
                                                                          Vice President

John M. Faiman..........................................       46         Senior Vice President of Worldwide Sales

Mark D. Flanagan........................................       46         President, Brooktrout Software, Inc., Vice
                                                                          President, Brooktrout, Inc.

         Eric R. Giler is a Company founder and has been President and a Director of Brooktrout since the Company's inception in 1984. Prior to founding the Company, Mr. Giler worked primarily in the area of technical marketing and sales as a product manager with Teradyne, Inc. and an applications engineering manager for Intec Corp. Mr. Giler is the former Chairman of the Massachusetts Telecommunications Council and a current board member. He received a Bachelor of Science degree from Carnegie-Mellon University and a Master of Business Administration degree from the Harvard Business School. Mr. Giler serves on the board of Interspeed, Inc. and Netegrity, Inc. Mr. Giler also is a director of various privately-held high technology corporations.

         David W. Duehren is a Company founder and has been Vice President of Research and Development and a Director of Brooktrout since the Company's inception in 1984. Mr. Duehren is the former chairman of the Telecommunications Industry Association Committee TR29.1, the subcommittee responsible for Group 3 fax enhancements, and also contributes to worldwide International Telecommunications Union -- Telephony (ITU-T) facsimile standards. Mr. Duehren is also a member of the Institute of Electrical Electronic Engineers (IEEE) and has been a member of the ECTF work group on facsimile API standards. Mr. Duehren received a Bachelor of Science degree and Master of Science degree in Electrical Engineering from the Massachusetts Institute of Technology.

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

         Heather Magliozzi has been Vice President of Corporate Communications of Brooktrout since August 1997. Ms. Magliozzi was Director of Marketing from April 1996 to July 1997 and was Marketing Communications Manager from August 1994 to April 1996. Prior to joining Brooktrout, Ms. Magliozzi was a Marketing Manager for NEC Technologies from January 1985 to July 1994. Ms. Magliozzi received a Bachelor of Arts degree in English and Communications from Boston College.

         Michael Donoghue has been General Manager of the IP/Fax Technology Division and Vice President of Brooktrout since March 1999. Mr. Donoghue was Vice President of Worldwide Sales from January 1997 to March 1999 and has held several other key positions since joining Brooktrout in 1987. Mr. Donoghue received a Bachelor of Science degree from the University of Massachusetts.

         John Ison has been General Manager of the Voice Technology Division and Vice President of Brooktrout since April 1999. Prior to joining Brooktrout, Mr. Ison was Vice President of Marketing at Live Picture, Inc. and President and CEO at Newfire, Inc. Mr. Ison received a Bachelor of Science and a Master of Science in Management from the Massachusetts Institute of Technology and a Master of Science in Engineering from Dartmouth College.

         Jonathan J. Sirota has been General Manager of the Data Technology Division and Vice President of Brooktrout since September 1998. Mr. Sirota was Vice President of Engineering from January 1994 to August 1998. Prior to joining Brooktrout, Mr. Sirota was Senior Vice President of Engineering and Operations for ERGO Computing, Inc. from March 1989 to January 1994. Mr. Sirota received a Bachelor of Science degree in Electrical Engineering from Rensselaer Polytechnic Institute and a Master of Science degree in Electrical Engineering from Massachusetts Institute of Technology.

         John M. Faiman has been Senior Vice President of Worldwide Sales since November 1999. Prior to joining Brooktrout, Mr. Faiman was Senior Vice President of Sales and Marketing for Simple Technology. Mr. Faiman has also held sales management positions with Mountain Network Solutions, Arrow Electronics, and Tech Data Corporation. Mr. Faiman received a Bachelor of Science degree in economics from City University of New York.

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

                                  RISK FACTORS


         You should carefully consider the following risk factors before you decide to buy the Company's common stock. The Company's business, financial condition or results of operations could be harmed by any of the following risks.


THE COMPANY'S OPERATING RESULTS ARE LIKELY TO FLUCTUATE SIGNIFICANTLY AND CAUSE THE COMPANY'S STOCK PRICE TO BE VOLATILE WHICH COULD CAUSE THE VALUE OF YOUR INVESTMENT TO DECLINE.

         The Company's operating results are likely to fluctuate in the future due to a variety of factors, many of which are outside of its control. If the Company's operating results do not meet the expectations of securities analysts, the trading price of the Company's common stock could significantly decline. This may cause the value of your investment in the Company to decline. In addition, the value of your investment could be impacted by investor perception of the Company's industry or its prospects generally, independent of the operating performance of the Company. Some of the factors that could affect the Company's operating results or impact the market price of the common stock include:

         - the Company's ability to develop, manufacture, market and support its products and product enhancements;

         - the timing and amount of, or cancellation or rescheduling of, orders for the Company's products;

         - the Company's ability to hire, train and retain key management, sales and marketing and engineering personnel;

         - announcements or technological innovations by the Company's competitors or in competing technologies;

         - the Company's ability to obtain sufficient supplies of sole or limited source components for the Company's products;

         -        a decrease in the demand for the Company's stock;

         - a decrease in the average selling prices of the Company's products;

         - changes in costs of components which the Company includes in its products; and

         - the mix of products that the Company sells and the mix of distribution channels through which they are sold.

         Due to these and other factors, revenues, expenses and results of operations could vary significantly in the future, and period-to-period comparisons should not be relied upon as indications of future performance.

IF THE COMPANY IS UNABLE TO ATTRACT OR RETAIN KEY PERSONNEL, IT MAY BE UNABLE TO SUCCESSFULLY OPERATE ITS BUSINESS.

         The Company's success depends on a large part upon the continued contributions of its key management, sales and marketing and engineering personnel, many of whom perform important-functions and would be difficult to replace. The Company does not have employment contracts with its key personnel. In addition, in order to grow its business, the Company must increase the number of engineering, sales, customer support and administrative personnel. There is intense competition in the Company's industry for qualified personnel, and, at times, the Company has experienced difficulty in recruiting qualified personnel. The Company may not be able to attract and retain the necessary personnel to accomplish its business objectives, and it may experience constraints that will adversely affect its ability to satisfy customer demand in a timely fashion or to support its customers and operations.

The Company's inability to hire qualified personnel on a timely basis, or to retain its key personnel, could materially adversely affect the Company's business, financial condition and results of operations.

THE COMPANY'S MARKETS ARE HIGHLY COMPETITIVE, AND THE COMPANY MAY NOT BE ABLE TO COMPETE SUCCESSFULLY AGAINST NEW ENTRANTS AND ESTABLISHED COMPANIES WITH GREATER RESOURCES.

         The market for telecommunications equipment is highly competitive. If the Company is unable to differentiate its products from existing and future offerings of its competitors, and, thereby, effectively compete in the market for telecommunications equipment, the Company's results of operations could be materially adversely affected. Many of the Company's current and potential competitors have significantly greater selling and marketing, technical, manufacturing, marketing, financial, and other resources. Moreover, the Company's competitors may have greater access to components necessary to manufacture their products. The strength and capabilities of the Company's competitors may be increased as a result of the trend toward consolidation in the telecommunications market. Capitalizing on and maintaining the Company's technological advantage will require a continued high level of investment in research and development, marketing and customer service and support. Due to the rapidly evolving markets in which the Company competes, additional competitors with significant market presence and financial resources may enter those markets, thereby further intensifying competition. The Company may not have sufficient resources to continue to make the investments or achieve the technological advances necessary to compete successfully with existing competitors or new entrants.

INTERNAL DEVELOPMENT EFFORTS BY THE COMPANY'S CUSTOMERS MAY ADVERSELY AFFECT DEMAND FOR ITS PRODUCTS.

         Many of the Company's customers, including the large OEM's on which the Company focuses a significant portion of its sales and marketing efforts, have the technical and financial ability to design and produce components replicating or improving on the functionality of most of its products. These customers often consider in-house development of technologies and products as an alternative to doing business with the Company. For example, during 1999, Lucent designed a product that will replace the Merlin Legend Mail and Partner Mail products manufactured by the Company. As a result, future sales of these products will be limited to field replacement units and repairs. The Company cannot assure that its existing customers or potential customers will do business with the Company, rather than attempting to develop similar technology and products internally or obtaining them through acquisition. The Company cannot be certain that it will be able to find customers to replace the revenues lost as a result of customers developing technologies or products in house. Any such occurrence could have a material adverse effect on the Company's business, financial condition or results of operations.

UNLESS THE COMPANY IS ABLE TO KEEP PACE WITH THE EVOLUTION OF THE
TELECOMMUNICATIONS HARDWARE AND SOFTWARE MARKET, THE COMPANY'S BUSINESS MAY BE ADVERSELY IMPACTED.

         The telecommunications hardware and software market is characterized by:

         -        rapid technological advances:

         -        evolving industry standards;

         -        changes in customer requirements;

         -        frequent new product introductions;

         -        emerging competition; and

         -        evolving offerings by telecommunications service providers.

         The Company believes that its future success will depend, in part, on its ability to offer products that address the sophisticated and varied needs of its current and prospective customers and to respond to technological advances and evolving industry standards on a timely and cost-effective basis. The Company intends to continue to invest significantly in product and technology development. The development of new or enhanced products is a complex and uncertain process. The Company may experience design, manufacturing, marketing and other difficulties that could delay or prevent its development, introduction or marketing of new products and enhancements. The Company may also not be able to incorporate new technologies on a cost effective or timely basis. This may result in unexpected expenses. The introduction of new or enhanced products also requires that the Company manage the transition from older products to minimize the disruption to customers and ensure that adequate supplies of new products can be delivered to meet anticipated customer demand. The Company's inability to develop on a timely basis new products or enhancements to existing products, or the failure of such new products or enhancements to achieve market acceptance, could have a material, adverse effect on the Company's business, financial condition and results of operations.

THE COMPANY'S DEPENDENCE ON SOLE AND SINGLE SOURCE SUPPLIERS AND INDEPENDENT MANUFACTURERS EXPOSES IT TO SUPPLY INTERRUPTIONS THAT COULD RESULT IN PRODUCT DELIVERY DELAYS.

         Although the Company generally uses standard parts and components for its products, some key components are purchased from sole or single source vendors for which alternative sources are not currently available or are difficult to obtain. The Company's inability to obtain sufficient quantities of these components may result in future delays or reductions in product shipments which could materially adversely affect its business, financial condition and results of operations. The Company currently purchases proprietary components from a number of suppliers for which there are no direct substitutes. These components could be replaced with alternatives from other suppliers, but that could involve redesign of the Company's products. If such redesign was required, the Company would incur considerable time and expenses. The Company currently enters into purchase orders with its suppliers for materials based on forecasts of need, but has no guaranteed supply arrangements with these suppliers.

         In addition, the Company currently uses a number of independent manufacturers to manufacture printed circuit boards, chassis and subassemblies to its design. The Company's reliance on independent manufacturers involves a number of risks, including the potential for inadequate capacity, unavailability of, or interruptions in access to, process technologies, and reduced control over delivery schedules, manufacturing yields and costs. If the Company's manufacturers are unable or unwilling to continue manufacturing its components in required quantities and qualities, the Company will have to transfer manufacturing to acceptable alternative manufacturers whom it has identified, which could result in significant delays in shipment of products to customers. Moreover, the manufacture of these components is extremely complex, and the Company's reliance on the suppliers of these components exposes it to potential production difficulties and quality variations, which could negatively impact cost and timely delivery of its products. The Company currently enters into purchase orders with independent manufacturers of materials based on forecasts of need, but has no guaranteed arrangements with these manufacturers. Any significant interruption in the supply, or degradation in the quality, of any component would have a material adverse effect on the Company's business, financial condition and results of operations.

THE COMPANY'S REVENUE GROWTH DEPENDS SIGNIFICANTLY ON THE TIMELY DEVELOPMENT AND LAUNCH OF NEW PRODUCTS AND PRODUCT ENHANCEMENTS, AND THE COMPANY CANNOT BE SURE THAT ITS NEW PRODUCTS WILL GAIN WIDE MARKET ACCEPTANCE.

         The telecommunications equipment and services market is characterized by rapid technological change, which requires continual development and introduction of new products and product enhancements that respond to evolving customer needs and industry standards on a timely and cost-effective basis. Successfully developing new products requires the Company to accurately anticipate technological evolution in the telecommunications industry as well as the technical and design needs of its customers. In addition, new product development and launch require significant commitments of capital and personnel. Failure to successfully update and enhance current products and to develop and launch new products would harm the Company's business. In addition, failure of the market to accept the Company's new products could negatively impact the Company's business, results of operations and financial condition.

DEFECTS IN THE COMPANY'S PRODUCTS OR PROBLEMS ARISING FROM THE USE OF ITS PRODUCTS MAY SERIOUSLY HARM ITS BUSINESS AND REPUTATION.

         Products as complex as the Company's may contain known and undetected errors or performance problems. Defects are frequently found during the period immediately following introduction and initial implementation of new products or enhancements to existing products. Although the Company attempts to resolve all errors that it believes would be considered serious by its customers before implementation, the Company's products may not be error-free. The Company also provides warranties against defects in materials and workmanship on its products that range, depending on the product, generally from twelve months to five years. However, errors or performance problems could result in lost revenues or customer relationships and could be detrimental to the Company's business and reputation generally. Additionally, reduced market acceptance of the Company's services due to errors or defects in its technology would harm its business by reducing its revenues and damaging its reputation. In addition, the Company's customers generally use its products together with their own products and products from other vendors. As a result, when problems occur, it may be difficult to identify the source of the problem. These problems may cause the Company to incur significant warranty and repair costs, divert the attention of its engineering personnel from the Company's product development efforts and cause significant customer relations problems. To date, defects in the Company's products or those of other vendors' products with which its products are used by its customers have not had a material negative effect on its business. However, the Company cannot be certain that a material negative effect will not occur in the future.

CHANGES TO REGULATIONS AFFECTING THE TELECOMMUNICATIONS OR INTERNET INDUSTRIES COULD REDUCE DEMAND FOR THE COMPANY'S PRODUCTS OR INCREASE ITS COSTS.

         Laws and regulations governing telecommunications, electronic commerce and the Internet are beginning to emerge, but remain largely unsettled, even in the areas where there has been some legislative action. Any changes to existing laws or the adoption of new regulations by federal or state regulatory authorities or any legal challenges to existing laws or regulations relating to the telecommunications industry, could have a material adverse effect upon the market for the Company's products. Moreover, the Company's VARs or other customers may require, or the Company may otherwise deem it necessary or advisable, that it alter its products to address actual or anticipated changes in the regulatory environment. The Company's inability to alter its products or address any regulatory changes could have a material adverse effect on its business, financial condition or results of operations.

         The Company is unable to predict the impact, if any, that future legislation, legal decisions or regulations relating to telecommunications or the internet may have on its business, financial condition and results of operations. Regulation may focus on, among other things, assessing access or settlement charges, or imposing tariffs or regulations based on the characteristics and quality of products and services, either of which could restrict the Company's business or increase its cost of doing business.

PROVISIONS IN THE COMPANY'S CHARTER AND BY-LAWS MAY DISCOURAGE TAKEOVER ATTEMPTS AND, THUS, DEPRESS THE MARKET PRICE OF THE COMMON STOCK.

         Provisions in the Company's Charter may have the effect of delaying or preventing a change of control or changes in the Company's management or Board of Directors. These provisions include:

         - right of the Board of Directors, without stockholder approval, to issue shares of preferred stock and to establish the voting rights, preferences, and other terms thereof;

         - the right of the Board of Directors to elect a director to fill a vacancy created by the expansion of the Board of Directors;

         - the ability of the Board of Directors to alter the Company's by-laws without prior stockholder approval;

         - the election of three classes of directors to each serve three year staggered terms;

         -        the elimination of stockholder voting by consent;

         -        the removal of directors only for cause;

         - the vesting of exclusive authority in the Board of Directors (except as otherwise required by law) to call special meetings of stockholders; and

         - certain advance notice requirements for stockholder proposals and nominations for election to the Board of Directors.

         These provisions discourage potential takeover attempts and the ability of stockholders to change management and the Board of Directors. These anti-takeover measures could adversely affect the market price of the Company's common stock. In addition, even if you desired to participate in a tender offer, change of control or takeover attempt of the Company that the Company's management and Board of Directors opposed, these provisions may prevent you from doing so.

THE COMPANY'S ABILITY TO ADEQUATELY PROTECT ITS PROPRIETARY RIGHTS MAY PREVENT IT FROM RETAINING ITS COMPETITIVE ADVANTAGE AND NEGATIVELY IMPACT ITS FUTURE OPERATING RESULTS.

         The Company's success and its ability to compete are dependent, in part, upon its proprietary technology. Taken as a whole, the Company believes its intellectual property rights are significant and any failure to adequately protect the unauthorized use of its proprietary rights could result in the Company's competitors offering similar products, potentially resulting in loss of a competitive advantage and decreased revenues. The Company relies upon a combination of trademark law, trade secret protections, copyright law and confidentiality agreements with consultants and third parties to protect its proprietary rights. Notwithstanding its efforts, third parties may infringe or misappropriate the Company's proprietary rights. In addition, each employee of the Company has executed a proprietary information agreement designed to protect the trade secrets of the Company, inventions created in the course of employment with the Company and other proprietary information of the Company. Moreover, effective trademark, copyright or trade secret protections may not be available in every country in which the Company operates or intends to operate to the same extent as the laws of the United States. Also, it may be possible for unauthorized third parties to copy or reverse engineer aspects of the Company's products, develop similar technology independently or otherwise obtain and use information that it regards as proprietary. Furthermore, detecting unauthorized use of the Company's proprietary rights is difficult. Litigation may be necessary in the future to enforce the Company's proprietary rights. Such litigation could result in the expenditure of significant financial and managerial resources and could have a material adverse effect on the Company's future operating results.

INTELLECTUAL PROPERTY CLAIMS AGAINST THE COMPANY CAN BE COSTLY AND NEGATIVELY IMPACT THE COMPANY'S BUSINESS.

         In the telecommunications business, there is frequent litigation based on allegations of patent infringement. As the number of entrants in the Company's market increases and the functionality of its products is enhanced and overlaps with the products of other companies, the Company may become subject to claims of infringement or misappropriation of the intellectual property rights of others. As a result, from time to time, third parties may claim exclusive patent or other intellectual property rights to technologies that the Company uses. The Company has recently entered into an agreement in principal to settle such litigation. Although the Company believes that its proprietary rights do not infringe on the intellectual property of others, any claims asserting that the Company's products infringe or may infringe proprietary rights of third parties, if determined adversely to the Company, could have a material adverse effect on its business, financial condition or results of operations. Any claims, with or without merit, could be time-consuming, result in costly litigation, divert the efforts of the Company's engineering and management personnel, cause delays in product shipments or require the Company to enter into royalty or licensing agreements, any of which could have a material adverse affect upon the Company's operating results. If any legal action claiming patent infringement is commenced against it, the Company cannot assure you that it would prevail in such litigation given the complex technical issues and inherent uncertainties in patent litigation. In addition, the Company may be required to obtain a license or royalty agreement under the intellectual property rights of those parties claiming the infringement. In the event a claim against the Company was successful, and it could not obtain a license on acceptable terms or license a substitute technology or redesign to avoid infringement, the Company may be unable to market its affected products. This could have a material adverse effect on the Company's business, financial condition and results of operations.

THE COMPANY'S PRODUCTS DEPEND UPON THE CONTINUED AVAILABILITY OF LICENSED TECHNOLOGY FROM THIRD PARTIES.

         The Company currently licenses and will continue to license certain technology integral to its products and services from third parties. For example, the Company has obtained licenses from third parties of software for its voice and fax products. While the Company believes that much of this technology is available from multiple sources, any difficulties in acquiring third-party technology licenses, or integrating the related third-party technology into its products, could result in delays in product development or upgrade until equivalent technology can be identified, licensed and integrated. The Company may require new licenses in the future as its business grows and technology evolves. The Company cannot assure you that these licenses will continue to be available to it on commercially reasonable terms, if at all, which could have a material adverse effect on the Company's business, financial condition and results of operations.

THE COMPANY'S PRODUCTS TYPICALLY HAVE LONG SALES CYCLES, CAUSING THE COMPANY TO EXPEND SIGNIFICANT RESOURCES BEFORE RECOGNIZING REVENUE.

         The length of the Company's sales cycle typically ranges from six to eighteen months and varies substantially from customer to customer. Prospective customers generally must commit significant resources to test and evaluate the Company's products and integrate them into larger systems. This evaluation period is often prolonged due to delays associated with approval processes that typically accompany the design and testing of new communications equipment by the Company's customers. In addition, the rapidly emerging and evolving nature of the markets in which the Company and its customers compete may cause prospective customers to delay their purchase decisions as they evaluate new technologies and develop and implement new systems. During the period in which the Company's customers are evaluating whether to place an order with the Company, it often incurs substantial sales and marketing expenses, without any assurance of future orders or their timing. Even after a customer places an order with the Company and its product is expected to be utilized in a product or service offering being developed by our customer, the timing of the development, introduction and implementation of those products is controlled by, and can vary significantly with the needs of, the Company's customers In some circumstances, the customer will not require the product for several months. This complicates the Company's planning processes and reduces the predictability of the Company's earnings. If sales forecasted from a specific customer for a particular quarter are not realized in that quarter, the Company may fail to achieve its revenue goals.

THE AVERAGE SELLING PRICES OF THE COMPANY'S PRODUCTS MAY DECREASE, WHICH COULD ADVERSELY AFFECT GROSS MARGINS AND REVENUES.

         Competitive pressures and rapid technological change may cause decreases of the average selling prices of the Company's products and services. In addition, as many of the Company's target customers are large OEM's with significant market power, the Company may face pressure from them for steep discounts in its pricing. Any significant erosion in the Company's average selling prices could impact its gross margins and have a material adverse effect on the Company's business, financial condition and results of operations.

THE COMPANY'S REVENUE GROWTH DEPENDS SIGNIFICANTLY ON THE TIMELY DEVELOPMENT AND LAUNCH OF NEW PRODUCTS AND PRODUCT ENHANCEMENTS, AND THE COMPANY CANNOT BE SURE THAT ITS NEW PRODUCTS WILL GAIN WIDE MARKET ACCEPTANCE.

         The telecommunications equipment and services market is characterized by rapid technological change, which requires continual development and introduction of new products and product enhancements that respond to evolving customer needs and industry standards on a timely and cost-effective basis. Successfully developing new products requires the Company to accurately anticipate technological evolution in the telecommunications industry as well as the technical and design needs of its customers. In addition, new product development and launch require significant commitments of capital and personnel. Failure to successfully update and enhance current products and to develop and launch new products would harm the Company's business. In addition, failure of the market to accept the Company's new products could negatively impact the Company's business, results of operations and financial condition.

THE COMPANY DERIVES A SIGNIFICANT PORTION OF ITS REVENUES FROM INTERNATIONAL SALES.

         Sales to customers outside North America accounted for approximately 23%, 20% and 19% of the Company's revenues in 1999, 1998 and 1997 respectively and the Company believes a material portion of its domestic sales results in the use of its products outside North America. Risks arising from the Company's international business include currency fluctuation, political instability in other countries, the imposition of trade and tariff regulations by foreign governments and the difficulties in managing operations across disparate geographic areas. In addition, most countries require technical approvals from their telecommunications regulatory agencies for products which operate in conjunction with the telephone system. Obtaining these approvals is generally a prerequisite for sales in a given jurisdiction. Obtaining requisite approvals may require from two months to a year or more depending on the product and the jurisdiction. The Company cannot assure a shareholder that it will not encounter delays in obtaining approval in a foreign jurisdiction. These or other factors may limit the Company's ability to sell its products and services in other countries, which could have a material adverse effect on the Company's business, financial condition and results of operations.

DEFECTS IN THE COMPANY'S PRODUCTS OR PROBLEMS ARISING FROM THE USE OF ITS PRODUCTS MAY SERIOUSLY HARM ITS BUSINESS AND REPUTATION.

         Products as complex as the Company's may contain known and undetected errors or performance problems. Defects are frequently found during the period immediately following introduction and initial implementation of new products or enhancements to existing products. Although the Company attempts to resolve all errors that it believes would be considered serious by its customers before implementation, the Company's products may not be error-free. The Company also provides warranties against defects in materials and workmanship on its products that range, depending on the product, generally from twelve months to five years. However, errors or performance problems could result in lost revenues or customer relationships and could be detrimental to the Company's business and reputation generally. Additionally, reduced market acceptance of the Company's services due to errors or defects in its technology would harm its business by reducing its revenues and damaging its reputation. In addition, the Company's customers generally use its products together with their own products and products from other vendors. As a result, when problems occur, it may be difficult to identify the source of the problem. These problems may cause the Company to incur significant warranty and repair costs, divert the attention of its engineering personnel from the Company's product development efforts and cause significant customer relations problems. To date, defects in the Company's products or those of other vendors' products with which its products are used by its customers have not had a material negative effect on its business. However, the Company cannot be certain that a material negative effect will not occur in the future.

ITEM 2.        PROPERTIES

         The Company's Brooktrout Technology operation has its principal locations in leased facilities in Needham, Massachusetts, in Salem, New Hampshire and in Los Gatos, California. In Needham, Massachusetts the Company leases two stand-alone facilities, a 31,000 square foot manufacturing facility and a 38,000 square foot office that accommodates corporate headquarters as well as engineering, sales and marketing. Both Needham, Massachusetts facilities are leased until 2006. In Los Gatos, California the Company leases an office of approximately 33,000 square feet for engineering, sales, marketing and administration. This lease expires on February 28, 2006. In Salem, New Hampshire a 26,000 square foot leased facility is used for engineering, manufacturing, sales, marketing and administrative operations. This lease expires on August 31, 2000.

         The Company has recently signed a lease for approximately 22,000 square feet of additional office space in Needham, Massachusetts to accommodate corporate headquarters. This lease expires on March 31, 2005 with an option to extend for seven years.

         The Company has also signed operating leases for sales and support offices in Belgium, Singapore, and the United Kingdom.

         Brooktrout Software leases approximately 16,515 square feet in Southborough, Massachusetts. This facility accommodates engineering, sales and marketing, and technical support. The lease for this facility expires on April 30, 2001.

         Interspeed leases a facility consisting of approximately 36,000 square feet in North Andover, Massachusetts, under a lease expiring in 2004.

         The Company believes that its present facilities are adequate for its current needs and that suitable additional space will be available as needed.

ITEM 3.        LEGAL PROCEEDINGS

         On September 22, 1998, Syntellect Technology Corp. ("Syntellect") served the Company with notice that it intended to pursue arbitration of a claim based on an alleged infringement and breach of a patent license agreement. On October 22, 1998, Syntellect filed a demand for arbitration, with the American Arbitration Association in which Syntellect asserted that the Company failed to pay certain royalties under the patent license agreement. On June 15, 1999, Aspect Telecommunications Corporation joined the arbitration as a claimant.

         On January 31, 2000, Syntellect and the Company reached an understanding on terms under which the matter would be settled. This settlement, if completed, will not have a material impact on the Company's consolidated financial position or results of operations. The arbitration proceedings have been stayed pending final resolution of this settlement.

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

         Not applicable.

                                     PART II

ITEM 5.        MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDERS
               MATTERS

         Information in response to this item appears under the caption "Stock Market Information" of the Company's Annual Report for the year ended December 31, 1999, which is incorporated in this report by reference.

ITEM 6.        SELECTED FINANCIAL DATA

         Information in response to this item appears under the caption "Selected Consolidated Financial Data" of the Company's Annual Report for the year ended December 31, 1999, which is incorporated in this report by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

         Information in response to this item appears under the caption "Management's Discussion & Analysis of Financial Condition and Results of Operations" contained in the Company's Annual Report for the year ended December 31, 1999, which is incorporated in this report by reference.

ITEM 7A.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Information in response to this item appears under the caption "Quantitative and Qualitative Disclosures about Market Risk" contained in the Company's Annual Report for the year ended December 31, 1999, which is incorporated in this report by reference.

ITEM 8.        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         Information in response to this item is contained in the Company's Annual Report for the year ended December 31, 1999, which is incorporated in this report by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable.

                                    PART III

ITEM 10.       DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Directors. The information appearing under the caption "Information Regarding Nominees and Directors" of the Company's Proxy Statement for its 2000 Annual Meeting of Stockholders is incorporated in this report by reference.

         Executive Officers. Information with respect to executive officers appears under the caption "Executive Officers" in Item 1 of this report.

ITEM 11.       EXECUTIVE COMPENSATION

         Information in response to this Item appears under the caption "Executive Compensation" of the Company's Proxy Statement for its 2000 Annual Meeting of Stockholders, which is incorporated in this report by reference.

ITEM 12.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Information in response to this Item appears under the caption "Ownership of Equity Securities" of the Company's Proxy Statement for its 2000 Annual Meeting of Stockholders, which is incorporated in this report by reference.

ITEM 13.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Information in response to this Item appears under the caption "Certain Relationships" of the Company's Proxy Statement for its 2000 Annual Meeting of Stockholders, which is incorporated in this report by reference.

                                     PART IV

ITEM 14.       EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

         (a) (1)  Financial Statements

         The following is included in Part II of this report, incorporated by reference from the Company's Annual Report for the year ended December 31, 1999 filed as Exhibit 13 hereto:

                                                                                                                   Page No.
                                                                                                                   --------
        Independent Auditors' Report......................................................................
        Consolidated Balance Sheets as of December 31, 1999 and 1998......................................
        Consolidated Statements of Income for the Years Ended
               December 31, 1999, 1998 and 1997...........................................................
        Consolidated Statements of Comprehensive Income (Loss) for
               the Years Ended December 31, 1999, 1998 and 1997
        Consolidated Statements of Stockholders Equity for the
               Years Ended December 31, 1999, 1998 and 1997...............................................
        Consolidated Statements of Cash Flows for the
               Years Ended December 31, 1999, 1998 and 1997...............................................
        Notes to Consolidated Financial Statements........................................................

         (a) (2)  Financial Statement Schedule

         The following are contained on the indicated pages of this annual report on Form 10-K:

                                                                                                                   Page No.
                                                                                                                   --------
        Independent Auditors' Report on Schedule..........................................................
        Schedule IX Valuation and Qualifying Accounts.....................................................

         Schedules not listed above are omitted because they are not required or because the required information is given in the Consolidated Financial Statements or Notes thereto.

         (a) (3)  Exhibits

         The following exhibits are filed as part of this report. Where such filing is made by incorporation by reference to a previously filed statement, such statement is identified.

                               Additional Exhibits

Exhibit
  No.           Title                                                                                 Page No.
  ---           -----                                                                                 --------
2.1             Asset Purchase Agreement by and among BTGP, Inc. and Brooktrout
                Technology Europe Limited dated December 17, 1998 is hereby incorporated by reference from the Company's current report on form 8-K filed with the Securities and Exchange Commission
                ("SEC") on December 29, 1998 (File No. 000-20698)

2.2             Asset Purchase Agreement by and among BTINH Operating Company, Inc. and
                Netaccess, Inc. dated June 30, 1997 is hereby incorporated by reference from the Company's current report on form 8-K filed with the SEC on July
                14, 1997 (File No. 000-20698)

Exhibit
  No.           Title                                                                                 Page No.
  ---           -----                                                                                 --------
2.3             Amended and Restated Agreement and Plan of Merger by and among Brooktrout
                Technology, Inc. and Technically Speaking, Inc. is hereby incorporated by reference from the Company's current report on form 8-K filed with the SEC on June 13, 1996 (File No. 000-20698)

3.1             Restated Articles of Organization of the Company are filed herewith

3.2             Articles of Amendment to the Restated Articles of Organization of the
                Company are filed herewith

3.3             Amended and Restated By-laws of the Company is hereby incorporated by reference from the Company's Registration Statement on Form S-1 with respect to its initial public offering of Common Stock as initially filed with the SEC on August 28, 1992 (File No. 33-51424)

10.1            Lease between the Company and Trustees of Needham 152 Second Avenue Trust
                dated April 7, 1997 is hereby incorporated by reference from the Company's
                Annual Report on Form 10-K for the Fiscal year ended December 31, 1997, as filed with the SEC on March 30, 1998 (File No. 000-20698)

10.2            Lease between the Company and NAM Partners, L.P. dated December 28, 1998 is hereby incorporated by reference from the Company's Annual Report on
                Form 10-K for the Fiscal year ended December 31, 1998, as filed with the
                SEC on March 30, 1999 (File No. 000-20698)

10.3            Assignment and Assumption of Lease between the Company and Lucent
                Technologies Inc. dated December 17, 1998 is hereby incorporated by reference from the Company's Annual Report on Form 10-K for the Fiscal year ended December 31, 1998, as filed with the SEC on March 30, 1999
                (File No. 000-20698)

10.4            Lease between the Company and Pacific Gateway Properties, Inc., dated
                August 15, 1995, as amended is hereby incorporated by reference filed from the Company's Annual Report on Form 10-K for the Fiscal year ended
                December 31, 1998, as filed with the SEC on March 30, 1999 (File No.
                000-20698)

10.5            Brooktrout, Inc. 1992 Stock Incentive Plan is hereby incorporated by reference from the Company's Registration Statement on Form S-8 filed with the SEC on September 19, 1996 (File No. 333-12313)

10.6            Brooktrout, Inc. Amended and Restated 1992 Stock Purchase Plan is hereby incorporated by reference from the Company's Registration Statement on
                Form S-8 filed with the SEC on September 4, 1998 (File No. 333-62959).

Exhibit
  No.           Title                                                                                 Page No.
  ---           -----                                                                                 --------
10.7            First Amendment to Brooktrout, Inc. Amended and Restated 1992 Stock
                Purchase Plan is hereby incorporated by reference from the Company's
                Registration Statement on Form S-8 filed with the SEC on September 4, 1998
                (File No. 333-62959)

10.8            Second Amendment to Brooktrout, Inc. 1992 Stock Incentive Plan is hereby incorporated by reference from the Company's Registration Statement on
                Form S-8 filed with the SEC on September 4, 1998 (File No. 333-62959)

10.9            Third Amendment to Brooktrout, Inc. 1992 Stock Incentive Plan incorporated by reference from the Company's Registration Statement on Form S-8 filed with the SEC on October 12, 1999 (File No. 333-88803)

10.10           December 1999 Amendment to the 1992 Stock Incentive Plan is filed herewith

10.11           Brooktrout, Inc. 1999 Stock Incentive Plan is filed herewith

13              1999 Annual Report of Brooktrout, Inc. is filed herewith

21              List of Subsidiaries of the Company is filed herewith

23              Independent Auditors' Consent is filed herewith

27              Financial Data Schedule is filed herewith

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             BROOKTROUT, INC.

                                             By: /s/ Eric R. Giler
                                                -------------------------------
                                                  Eric R. Giler
                                                  President

Date: March 29, 2000

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

              Signatures                                    Title                                  Date
              ----------                                    -----                                  ----
/s/ Eric R. Giler                             President and Director (Principal               March 29, 2000
----------------------------------------      Executive Officer)
Eric R. Giler


/s/ Robert C. Leahy                           Vice President of Finance                       March 29, 2000
----------------------------------------      and Operations and Treasurer
Robert C. Leahy                               (Principal Financial and
                                              Accounting Officer)


/s/ David W. Duehren                          Vice President and Director                     March 29, 2000
----------------------------------------
David W. Duehren


/s/ Patrick T. Hynes                          Vice President and Director                     March 29, 2000
----------------------------------------
Patrick T. Hynes


/s/ Robert G. Barrett                         Director                                        March 29, 2000
----------------------------------------
Robert G. Barrett


/s/ David L. Chapman                          Director                                        March 29, 2000
----------------------------------------
David L. Chapman


/s/ W. Brooke Tunstall                        Director                                        March 29, 2000
----------------------------------------
W. Brooke Tunstall

INDEPENDENT AUDITORS' REPORT ON FINANCIAL STATEMENT SCHEDULE

To the Board of Directors and Stockholders of Brooktrout, Inc.:

We have audited the consolidated financial statements of Brooktrout, Inc. and subsidiaries (the "Company") as of December 31, 1999 and 1998, and for each of the three years in the period ended December 31, 1999, and have issued our report thereon dated February 3, 2000, which is incorporated by reference in this Annual Report on Form 10-K. Our audits also included the financial statement schedule of Brooktrout, Inc., listed in Item 14(a)(2) of this Annual Report on Form 10-K. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

/s/ Deloitte & Touche LLP

Deloitte & Touche LLP
Boston, Massachusetts
February 3, 2000

                                                                     SCHEDULE IX

                                BROOKTROUT, INC.

                        VALUATION AND QUALIFYING ACCOUNTS
                                 (In Thousands)

                                              BALANCE AT      CHARGED TO                                      BALANCE
                                               BEGINNING       COST AND                          OTHER        AT END
                                              OF YEAR($)      EXPENSES($)   DEDUCTIONS($)      ADDITIONS     OF YEAR($)
                                              ----------      -----------   -------------     ----------    ----------
ALLOWANCE FOR DOUBTFUL ACCOUNTS:
For the year ended December 31, 1997              524            748           (108)               --         1,164

For the year ended December 31, 1998            1,164            958           (447)              638(1)      2,313

For the year ended December 31, 1999            2,313            824           (671)               --         2,466

ACCRUED WARRANTY COSTS:
For the year ended December 31, 1997              446            672           (268)               --           850

For the year ended December 31, 1998              850            948           (484)               --         1,314

For the year ended December 31, 1999            1,314            519           (529)               --         1,304

(1) Allowance for doubtful accounts recorded in connection with the CTP acquisition.