Form 10-Q
period 2000-03-31
BROOKTROUT INC
filed 2000-05-12
CIK 754516

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             -----------------------

                                    FORM 10-Q

(Mark One)

/X/      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2000

/ /      TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

                           Commission File No. 0-20698

                               BROOKTROUT, INC.
                              ------------------
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

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X   No ___
    ---

         As of May 1, 2000, 12,212,941 shares of Common Stock, $.01 par value per share, were outstanding.

                               Page 1 of 28 pages

                                BROOKTROUT, INC.

                                    FORM 10-Q

                      FOR THE QUARTER ENDED MARCH 31, 2000

                                TABLE OF CONTENTS

                                                                       PAGE
                                                                       ----

PART I   FINANCIAL INFORMATION

Item 1.    Condensed Consolidated Financial Statements

           Condensed Consolidated Balance Sheets as of
           March 31, 2000 and December 31, 1999 (Unaudited)              3

           Condensed Consolidated Statements of Income for
           the Three Months Ended March 31, 2000 and
           March 31, 1999 (Unaudited)                                    4

           Condensed Consolidated Statements of Comprehensive
           Income for the Three Months Ended
           March 31, 2000 and March 31, 1999 (Unaudited)                 5

           Condensed Consolidated Statements of Cash Flows
           for the Three Months Ended March 31, 2000
           and March  31, 1999 (Unaudited)                               6

           Notes to Condensed Consolidated Financial
           Statements (Unaudited)                                        7

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations

           Three Months Ended March 31, 2000 and 1999                    13

           Liquidity and Capital Resources                               15

PART II  OTHER INFORMATION

Item 1.    Legal Proceedings                                             27

Item 6.    Exhibits                                                      27

           Signatures                                                    28

                                 BROOKTROUT INC.
                      Condensed Consolidated Balance Sheets
                        (In thousands, except share data)

                                                                     MARCH 31,           DECEMBER 31,
                                                                       2000                 1999
                                                                    -----------          -----------
                                                                    (UNAUDITED)          (UNAUDITED)

ASSETS
  Current assets:
    Cash and equivalents .....................................       $  45,956            $  48,541
    Marketable securities ....................................           1,604                1,492
    Accounts receivable (less allowance for doubtful
      accounts and sales returns of $2,487 in 2000 and
      $2,466 in 1999) ........................................          25,063               22,232
    Inventory ................................................          17,664               14,202
    Deferred tax assets ......................................           5,051                5,121
    Prepaid expenses .........................................           1,925                1,975
                                                                     ---------            ---------
      TOTAL CURRENT ASSETS ...................................          97,263               93,563
                                                                     ---------            ---------
  Equipment and furniture:
    Computer  equipment ......................................          10,934                9,785
    Furniture and office equipment ...........................           9,535                8,628
                                                                     ---------            ---------
      Total ..................................................          20,469               18,413
      Less accumulated depreciation and amortization .........         (10,762)              (9,694)
                                                                     ---------            ---------
      EQUIPMENT AND FURNITURE - NET ..........................           9,707                8,719
  Acquired technology and other intangible assets ............          14,535               12,973
  Investments and other assets ...............................             347                  180
                                                                     ---------            ---------
TOTAL ........................................................       $ 121,852            $ 115,435
                                                                     =========            =========
LIABILITIES AND SHAREHOLDERS' EQUITY

  Current liabilities:
    Accounts payable and other accruals ......................       $  20,841            $  18,158
    Accrued compensation and commissions .....................           4,759                5,573
    Customer deposits ........................................             745                  661
    Accrued warranty costs ...................................           1,513                1,304
    Accrued taxes ............................................           1,201                2,736
                                                                     ---------            ---------
      TOTAL CURRENT LIABILITIES ..............................          29,059               28,432
                                                                     ---------            ---------
  Deferred  rent .............................................             478                  469
  Deferred tax liabilities ...................................             602                  479
  Minority interest ..........................................           7,912                8,672

  Shareholders' equity:
    Common stock, $.01 par value; authorized, 25,000,000
      shares; issued and outstanding 12,168,462 shares in
      2000 and 11,004,019 in 1999 ............................             122                  110
    Additional paid-in capital ...............................          60,319               42,991
    Loans to officers ........................................         (11,845)                --
    Accumulated other comprehensive income (loss) ............            (134)                (117)
    Retained earnings ........................................          38,801               37,846
    Treasury stock, 248,026 shares in 2000 and
      247,582 shares in 1999 .................................          (3,462)              (3,447)
                                                                     ---------            ---------
    TOTAL SHAREHOLDERS'  EQUITY ..............................          83,801               77,383
                                                                     ---------            ---------
    TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY ...............       $ 121,852            $ 115,435
                                                                     =========            =========


See notes to condensed consolidated financial statements.

                                BROOKTROUT, INC.
             Condensed Consolidated Statements of Income (Unaudited)
                      (In thousands, except per share data)

                                                             THREE MONTHS ENDED MARCH 31,
                                                             ----------------------------
                                                               2000                1999
                                                             --------            --------
REVENUE ...............................................      $ 39,119            $ 32,218

Cost and expenses:
  Cost of product sold ................................        16,163              12,957
  Research and development ............................         8,542               6,536
  Selling, general and  administrative ................        13,098              10,342
  Non-cash compensation and warrants ..................         1,135                  62
                                                             --------            --------

      Total cost and expenses .........................        38,938              29,897
                                                             --------            --------

INCOME FROM OPERATIONS ................................           181               2,321

Interest income, net ..................................           762                  79
                                                             --------            --------

Income before income tax provision ....................           943               2,400

Income tax provision ..................................         1,678                 816
Minority interest in loss of subsidiary ...............        (1,690)               --
                                                             --------            --------

NET INCOME ............................................      $    955            $  1,584
                                                             ========            ========

BASIC INCOME PER COMMON SHARE .........................      $   0.09            $   0.15
                                                             ========            ========

SHARES FOR BASIC ......................................        11,235              10,862
                                                             ========            ========

DILUTED INCOME PER COMMON SHARE .......................      $   0.08            $   0.14
                                                             ========            ========

SHARES FOR DILUTED ....................................        12,380              11,404
                                                             ========            ========


See notes to condensed consolidated financial statements.

                                BROOKTROUT, INC.
      Condensed Consolidated Statements of Comprehensive Income (Unaudited)
                                 (In thousands)

                                                                   THREE MONTHS ENDED MARCH 31,
                                                                   ----------------------------
                                                                       2000           1999
                                                                     --------        -------
Net income .....................................................     $   955         $ 1,584

   Unrealized gains (losses) on marketable securities ..........         (14)         (1,235)

   Foreign currency translation adjustment .....................          (8)             (5)
                                                                     -------         -------
Comprehensive income  before income tax
 provision (benefit) ...........................................         933             344

Income tax (benefit) related to items of
 comprehensive income ..........................................          (5)           (482)
                                                                     -------         -------

Comprehensive income ...........................................     $   938         $   826
                                                                     =======         =======



See notes to condensed consolidated financial statements.

                                BROOKTROUT, INC.
           Condensed Consolidated Statements of Cash Flows (Unaudited)
                                 (In thousands)

                                                                           THREE MONTHS ENDED
                                                                                MARCH 31,
                                                                         -------------------------
                                                                           2000             1999
                                                                         --------         --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income ......................................................      $    955         $  1,584
  Adjustments to reconcile net income to cash
       provided by operating activities:
            Depreciation and amortization .........................         1,517            1,414
            Non-cash compensation and warrants ....................         1,574             --
            Minority interest .....................................        (1,690)            --
            Deferred income taxes and other .......................           198              (39)
            Increase (decrease) in cash from:
                    Accounts receivable ...........................        (2,831)          (1,596)
                    Inventory .....................................        (3,462)          (1,893)
                    Other prepaid expenses ........................            50             (411)
                    Accounts payable and other accruals ...........           593            3,235
                                                                         --------         --------

                            Cash provided by (used in)
                              operating activities ................        (3,096)           2,294
                                                                         --------         --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Expenditures for equipment and furniture ........................        (2,056)            (541)
  Expenditures for acquired software ..............................        (1,982)            --
  Purchases of marketable securities ..............................          (126)            --
  Investment and other assets .....................................          (205)            --
                                                                         --------         --------

                            Cash used for
                              investing activities ................        (4,369)            (541)
                                                                         --------         --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from the sale of common stock ..........................         3,063              223
  Proceeds from exercise of Interspeed options and warrants .......           270             --
  Tax benefit of stock options ....................................         1,562             --
  Purchase of treasury stock ......................................           (15)            --
                                                                         --------         --------

                            Cash provided by
                              financing activities ................         4,880              223
                                                                         --------         --------

INCREASE (DECREASE) IN CASH AND EQUIVALENTS .......................        (2,585)           1,976
CASH AND EQUIVALENTS, BEGINNING OF PERIOD .........................        48,541            8,518
                                                                         --------         --------

CASH AND EQUIVALENTS, END OF PERIOD ...............................      $ 45,956         $ 10,494
                                                                         ========         ========


See notes to condensed consolidated financial statements.

BROOKTROUT, INC.

Notes to Unaudited Condensed Consolidated Financial Statements


1.       Basis of Presentation

         Brooktrout, Inc. (the "Company") supplies electronic communications products to system vendors, service providers, and value added resellers, or VARs, developing applications for the new global communications network. During 1999, the Company reorganized its lines of business and changed its name from Brooktrout Technology, Inc. to Brooktrout, Inc. The Company is organized and reports the results of its operations in the following three business segments:
Brooktrout Technology, Brooktrout Software, Inc. ("Brooktrout Software"), and Interspeed, Inc. ("Interspeed"). These segments are differentiated based upon the products and services provided to the marketplace, the customers served, and the distribution channels.

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

         The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. They should be read in conjunction with the audited consolidated financial statements included in the Company's 1999 Annual Report on Form 10-K.

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

2.       Income Per Share

         Basic income per share is computed using the weighted average number of common shares outstanding during each year. Diluted income per share reflects the effect of the Company's outstanding options (using the treasury stock method), except where such options would be antidilutive. A reconciliation of weighted average shares used for the basic and diluted computations is as follows:
                                                  THREE MONTHS ENDED
                                               MARCH 31,        MARCH 31,
                                                 2000             1999
                                                 ----             ----

Shares for basic..........................     11,235,000       10,862,000
Dilutive effect of stock options..........      1,145,000          542,000
                                               ----------       ----------
Shares for diluted........................     12,380,000       11,404,000
                                               ==========       ==========




3.       Inventory

         Inventory is carried at the lower of cost (first-in, first-out basis) or market and consisted of the following:

                             MARCH 31,            DECEMBER 31,
                               2000                   1999
                               ----                   ----


Raw materials..........     $ 8,123,000           $ 7,254,000
Work in process........       1,210,000             1,658,000
Finished goods.........       8,331,000             5,290,000
                            -----------             ---------
  Total................     $17,664,000           $14,202,000
                            ===========           ===========



4.       Cash Flow Information

         Cash equivalents include highly liquid securities with remaining maturities of three months or less at the time of purchase.

         Supplemental disclosure of cash flow information:

                                      MARCH 31,             MARCH 31,
                                        2000                  1999
                                        ----                  ----

Cash paid for interest..........             --                   --
Cash paid for income taxes......     $1,340,000             $156,000


5.       Major Customers

         One customer accounted for approximately 11% and 15% of net revenue for the three months ended March 31, 2000 and 1999, respectively.

6.       Marketable Securities

         Marketable securities are classified as available-for-sale and are carried at fair market value using current market quotes. Unrealized gains or losses are included in comprehensive income (loss). Marketable securities consist of U.S. government notes and bonds, commercial paper, and certificates of deposit.


7.       Income Taxes

         The Company's tax provision in 2000 was based on the estimated effective tax rate for the full year. The effective tax rate is greater than the statutory tax rates due to the non-deductible Interspeed operating loss of $2,162,000. Excluding the impact of the Interspeed operating loss, the Company's effective tax rate would have been 35% in 2000.


8.       International Sales

         International sales, principally exported from the United States, accounted for approximately 17% and 25% of revenue for the three months ended March 31, 2000 and 1999, respectively.


9.       Warrants

         In consideration for entering into certain long-term reseller agreements, Interspeed granted to the customers vested warrants to purchase 55,000 shares of Interspeed's common stock at the market price of Interspeed's common stock on the dates the warrants were granted. The value of the warrants was calculated by applying the Black-Scholes option pricing model using the fair market value of Interspeed's common stock on the date the agreements were executed. The value of the warrants has been charged to expense as a component of non-cash compensation and warrants in the condensed statement of operations.

         Interspeed also granted to the customers warrants to purchase up to 150,000 shares of the Company's common stock that vest in installments as the customers attain certain revenue milestones over the terms of the agreements. Interspeed is accounting for these warrants as a sales discount. As revenue is recognized on sales to these customers, Interspeed is recording a sales discount based on the relationship of sales to date to the customer to the specified revenue milestone. The amount of the discount is being estimated by valuing the warrants using the Black-Scholes option pricing model at the end of each fiscal period. The value of the warrants is being adjusted in each fiscal period until the revenue levels are attained and the warrants vest. The exercise price of the warrants is the fair market value of Interspeed's common stock on the date that the warrants vest.

10.      Loans to Officers

         The Board of Directors on March 3, 2000 approved and the Company instituted a loan program. Pursuant to this loan program, the Company may lend amounts to or on behalf of certain of the Company's executive officers (a "Loan") to finance an executive officer's payment of the exercise price of one or more stock options to purchase shares of common stock granted to such officer under the Stock Incentive Plan.

         In connection with the loans, the executive officers must execute a Nonrecourse Promissory Note and Security Agreement (the "Promissory Note") related to each Loan made by the Company. The Promissory Note does not bear interest and becomes due and payable in full no later than the remaining term of the option. The Promissory Note provides for automatic repayment upon the sale of the common stock which is the subject of a Loan or within 90 days following the termination of the executive officer's employment with the Company. Pursuant to the Promissory Note, the shares of the common stock which are the subject of a Loan serve as collateral (the "Collateral Stock") for the Promissory Note until such time as the Promissory Note has been paid in full. Loans made by the Company are non-recourse against the officer, and consequently for satisfaction of the Loans the Company's recourse is to the Collateral Stock.


11.      Segment Reporting

         The Company is organized and reports the results of its operations in the following three business segments: Brooktrout Technology, Brooktrout Software and Interspeed. These segments are differentiated based upon the products and services provided to the marketplace, the customers served, and the distribution channels. Brooktrout Technology provides enabling technologies for customers to deliver voice, fax and data solutions for the electronic communications market. Brooktrout Software provides specialized e-Business software and services that enable companies to connect traditional telephone commerce systems with web-based commerce systems. Interspeed develops single system, high-speed Internet access solutions for telephone companies and Internet Service Providers. The Company evaluates performance and allocates resources based on revenue, gross margin and income or loss from operations.

                                                     THREE MONTHS ENDED
                                                           MARCH 31,
                                               ------------------------------
                                                    2000             1999
                                               ------------     -------------

REVENUE:

Brooktrout Technology ...................      $ 33,469,000     $ 30,009,000
Brooktrout Software .....................         2,085,000        1,882,000
Interspeed ..............................         3,565,000          327,000
                                               ------------     ------------
Consolidated revenue ....................      $ 39,119,000     $ 32,218,000
                                               ============     ============


GROSS MARGIN:

Brooktrout Technology ...................      $ 20,521,000     $ 18,298,000
Brooktrout Software .....................         1,063,000          912,000
Interspeed ..............................         1,372,000           51,000
                                               ------------     ------------
Consolidated gross margin ...............      $ 22,956,000     $ 19,261,000
                                               ============     ============



INCOME (LOSS) FROM OPERATIONS: (1)

Brooktrout Technology ...................      $  5,405,000     $  5,169,000
Brooktrout Software .....................        (1,216,000)      (1,122,000)
Interspeed (2) ..........................        (4,008,000)      (1,726,000)
                                               ------------     ------------

Consolidated income (loss) from
  operations ............................           181,000        2,321,000

Other income (expense) ..................           762,000           79,000
                                               ------------     ------------

Consolidated income before
  income tax provision (benefit) ........      $    943,000     $  2,400,000
                                               ============     ============


(1) Amounts previously reported in 1999 have been revised to reflect an allocation of certain marketing and administrative expenses to the segments. Prior segment disclosure reflected the expenses in Brooktrout Technology.

(2) Included in the Interspeed loss from operations for the three months ended March 31, 2000 and 1999 is a charge of $1,135,000 and $62,000, respectively, reflecting non-cash compensation expenses as a result of stock option and warrant grants.

                                                   Three Months Ended
                                                        March 31,
                                               -------------------------
                                                  2000           1999
                                               ----------     ----------

DEPRECIATION AND AMORTIZATION EXPENSE:

Brooktrout Technology ...................      $1,235,000     $1,217,000
Brooktrout Software .....................         111,000        128,000
Interspeed ..............................         171,000         69,000
                                               ----------     ----------

Consolidated depreciation and
  amortization expense ..................      $1,517,000     $1,414,000
                                               ==========     ==========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


RESULTS OF OPERATIONS

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

         This document contains certain statements that are "forward-looking statements" as that term is defined under the Private Securities Litigation Reform Act of 1995 and releases issued by the Securities and Exchange Commission. The words "believe," "expect," "anticipate," "intend," "estimate," and other expressions, which are predictions of or indicate future events and trends and which do not relate to historical matters, identify forward-looking statements. You should not rely on forward-looking statements because they involve known and unknown risks, uncertainties and other factors, some of which are beyond the control of Brooktrout, Inc. (the "Company"), which may cause the actual results, performance or achievements of the Company to differ materially from anticipated future results, performance or achievements expressed or implied by such forward-looking statements. These forward-looking statements were based on information, plans, and estimates at the date of this document and the Company undertakes no obligation to update any forward-looking statement, whether as a result of new information, future events or otherwise.

         The future operating results and performance trends of the Company may be affected by a number of factors, including, without limitation, the following: (i) the Company's ability to respond to rapidly developing changes in its marketplace; (ii) the Company's ability to develop and market quality, innovative products; (iii) the Company's ability to protect its proprietary intellectual property; and (iv) the Company's ability to retain relationships with its major customers, including Lucent Technologies Inc. In addition to the foregoing, the Company's actual future results could differ materially from those projected in the forward-looking statements as a result of the risk factors set forth in the Company's various filings with the Securities and Exchange Commission and of changes in general economic conditions and changes in the assumptions used in making such forward-looking statements.



Three Months Ended March 31, 2000 and 1999

         Revenue during the three months ended March 31, 2000 increased by approximately 21% to $39,119,000, up from $32,218,000 during the three months ended March 31, 1999. The majority of this growth was from the Company's Brooktrout Technology subsidiary driven by the New Network applications. There was an increase in switching and access products sold combined with an increase in messaging products sold. These increases in revenue were partially offset by a decline in voice mail systems sold for Today's Network applications. The Company's Interspeed subsidiary also contributed substantially to the increased revenue. During the three months ended March 31, 2000, Interspeed recognized $439,000 of sales discounts related to warrants granted to certain customers. Since these equipment purchase contracts were executed during the three months ended March 31, 2000, no such sales discounts were recorded in any prior fiscal periods.

         Cost of product sold was $16,163,000, or 41% of revenue, during the three months ended March 31, 2000, compared to $12,957,000, or 40% of revenue, for the same period in 1999. Gross profit percentage was approximately 59% and 60% for the three months ended March 31, 2000 and 1999, respectively. The slight decrease in gross profit percentage was due to a greater amount of lower margin Interspeed products sold during the three months ended March 31, 2000, compared to the same period in 1999.

         Research and development expense was $8,542,000, or 22% of revenue, compared with $6,536,000, or 20% of revenue, for the three months ended March 31, 2000 and 1999, respectively. The increase primarily is attributable to the development of the digital subscriber line ("DSL") products of Interspeed combined with increased product development at Brooktrout Technology. The Company's continuing development efforts are focused on its switching and access products that allow customers to create the infrastructure to support the New Network, messaging products that allow integration of voice, fax and e-mail into one location and IP Telephony and e-Commerce products.

         Selling, general and administrative expense was $13,098,000, or 33% of revenue, compared with $10,342,000, or 32% of revenue, for the three months ended March 31, 2000 and 1999, respectively. The majority of this increase was generated by Interspeed due to increased staffing and marketing initiatives. In addition, there was an increase at Brooktrout Technology and Brooktrout Software as a result of increased staffing and related expenses in the sales and marketing areas.

         For the three months ended March 31, 2000 and 1999, the Company recorded a charge of $1,135,000 and $62,000, respectively, representing non-cash expenses of Interspeed as a result of stock option grants to employees and warrant grants to customers.

         For the three months ended March 31, 2000, interest and other income was $762,000, compared with $79,000 for the same period in 1999, reflecting higher investable cash balances after the sale of Interspeed common shares in 1999.

         The Company's tax provision in 2000 was based on the estimated effective tax rate for the full year. The effective tax rate is greater than the statutory tax rates due to the non-deductible Interspeed operating loss of $2,162,000. Excluding the impact of the Interspeed operating loss, the Company's effective tax rate would have been 35% in 2000. The Company's effective tax rate was 34% in 1999.

         Minority interest in loss of subsidiary was $1,690,000 for the three months ended March 31, 2000, which represents the minority shareholders' portion of the losses of Interspeed.

Liquidity and Capital Resources

         For the three months ended March 31, 2000, the Company funded its Brooktrout Technology and Brooktrout Software operations principally through operating revenue and it's Interspeed operations through Initial Public Offering ("IPO") proceeds. The Company's working capital increased from $65.1 million at December 31, 1999 to $68.2 million at March 31, 2000. This increase was a result of increases in accounts receivable and inventory balances offset by an increase in accounts payable and other accrual balances. Interspeed's cash balance at March 31, 2000 was $10 million and is solely available for use by Interspeed.

         On October 1, 1999, the Company's Board of Directors approved the purchase of up to one million shares of the Company's common stock during the twelve month period ending September 30, 2000. Through March 31, 2000, the Company had repurchased a total of 248,026 shares for a total cash purchase of $3.5 million.

         In August 1999, the Company renewed its working capital line of credit. Under the renewed line of credit, the Company may borrow up to $10 million on an unsecured basis, all of which may be used for issuance of letters of credit, subject to compliance with certain covenants. The line of credit will expire in July 2000 and at that time any outstanding balances would be payable in full. Any amounts borrowed under the line would be subject to interest at the lender's prime rate. At March 31, 2000 there were no commitments outstanding on letters of credit; no borrowings have been made during any period presented.

         During the first three months of 2000, the Company invested approximately $2 million in capital equipment. A substantial portion of this was related to the expansion of the Company's facilities. In addition, the Company invested approximately $2 million on purchased software to support New Network applications. The Company currently has no material commitments for additional capital expenditures.

         The Company generated approximately $3 million from the sale of common stock. There was a large volume of employee option exercises due to the rapid stock price increase during the quarter.

         The Company anticipates that cash flows from operations from Brooktrout Technology together with current cash and marketable securities balances and funds available under the Company's line of credit, will be sufficient to meet the Company's working capital and capital equipment expenditure requirements for the foreseeable future. The Company believes that the remaining Interspeed IPO proceeds will be sufficient to meet anticipated Interspeed cash needs for working capital and capital expenditures at least until September 30, 2000. Thereafter, if cash generated from operations is insufficient to satisfy Interspeed's liquidity requirements, Interspeed may need to raise additional funds through public or private financing, strategic relationships or other arrangements.

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

     The Company's operating results are likely to fluctuate in the future due to a variety of factors, many of which are outside of its control. If the Company's operating results do not meet the expectations of securities analysts, the trading price of the Company's common stock could significantly decline. This may cause the value of your investment in the Company to decline. In addition, the value of your investment could be impacted by investor perception of the Company's industry or its prospects generally, independent of the operating performance of the Company. Some of the factors that could affect the Company's operating results or impact the market price of the common stock include:

-- the Company's ability to develop, manufacture, market and support its products and product enhancements;

-- the timing and amount of, or cancellation or rescheduling of, orders for the Company's products;

-- the Company's ability to hire, train and retain key management, sales and marketing and engineering personnel;

-- announcements or technological innovations by the Company's competitors or in competing technologies;

-- the Company's ability to obtain sufficient supplies of sole or limited source components for the Company's products;

--       a decrease in the demand for the Company's stock;

--       a decrease in the average selling prices of the Company's products;

-- changes in costs of components which the Company includes in its products; and

-- the mix of products that the Company sells and the mix of distribution channels through which they are sold.

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

     The telecommunications hardware and software market is characterized by:

--        rapid technological advances:

--        evolving industry standards;

--        changes in customer requirements;

--        frequent new product introductions;

--        emerging competition; and

--        evolving offerings by telecommunications service providers.

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

PROVISIONS IN THE COMPANY'S CHARTER AND BY-LAWS MAY DISCOURAGE TAKEOVER ATTEMPTS AND, THUS, DEPRESS THE MARKET PRICE OF THE COMMON STOCK.

     Provisions in the Company's Charter may have the effect of delaying or preventing a change of control or changes in the Company's management or Board of Directors. These provisions include:

-- right of the Board of Directors, without stockholder approval, to issue shares of preferred stock and to establish the voting rights, preferences, and other terms thereof;

-- the right of the Board of Directors to elect a director to fill a vacancy created by the expansion of the Board of Directors;

-- the ability of the Board of Directors to alter the Company's by-laws without prior stockholder approval;

-- the election of three classes of directors to each serve three year staggered terms;

--       the elimination of stockholder voting by consent;

--       the removal of directors only for cause;

-- the vesting of exclusive authority in the Board of Directors (except as otherwise required by law) to call special meetings of stockholders; and

-- certain advance notice requirements for stockholder proposals and nominations for election to the Board of Directors.

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

THE COMPANY'S PRODUCTS TYPICALLY HAVE LONG SALES CYCLES, CAUSING THE COMPANY TO EXPEND SIGNIFICANT RESOURCES BEFORE RECOGNIZING REVENUE.

         The length of the Company's sales cycle typically ranges from six to eighteen months and varies substantially from customer to customer. Prospective customers generally must commit significant resources to test and evaluate the Company's products and integrate them into larger systems. This evaluation period is often prolonged due to delays associated with approval processes that typically accompany the design and testing of new communications equipment by the Company's customers. In addition, the rapidly emerging and evolving nature of the markets in which the Company and its customers compete may cause prospective customers to delay their purchase decisions as they evaluate new technologies and develop and implement new systems. During the period in which the Company's customers are evaluating whether to place an order with the Company, it often incurs substantial sales and marketing expenses, without any assurance of future orders or their timing. Even after a customer places an order with the Company and its product is expected to be utilized in a product or service offering being developed by our customer, the timing of the development, introduction and implementation of those products is controlled by, and can vary significantly with the needs of, the Company's customers. In some circumstances, the customer will not require the product for several months. This complicates the Company's planning processes and reduces the predictability of the Company's earnings. If sales forecasted from a specific customer for a particular quarter are not realized in that quarter, the Company may fail to achieve its revenue goals.

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

EURO ISSUE

         Some of the countries in which the Company sells its products are Member States of the Economic and Monetary Union (EMU). Beginning January 1, 1999, Member States of the EMU were able to begin trading in either their local currencies or the euro, the official currency of EMU participating Member States. Parties are free to choose the unit they prefer in contractual relationships during the transitional period, beginning January 1999 and ending June 2002. The new accounting system that the Company implemented can be upgraded to support the euro and process transactions in either a country's local currency or the euro. The Company does not anticipate a large demand from its customers to carry out transactions in euros, so this upgrade is not planned for implementation until the third quarter of 2000.

RECENT ACCOUNTING PRONOUNCEMENTS

         In December 1999, the Securities and Exchange Commission ("SEC") released Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Instruments." This bulletin summarizes certain views of the SEC staff on applying generally accepted accounting principles to revenue recognition in financial instruments. We have not completed our assessment of the consolidated financial statement impact of this bulletin. This bulletin is effective beginning the second quarter of fiscal 2000.

         In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. The new standard requires that all companies record derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. Management is currently assessing the impact of SFAS No. 133 on the financial statements of the Company. The Company expects to adopt this accounting standard for the fiscal year commencing January 1, 2001, as required.

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

        On January 31, 2000, Syntellect and the Company reached an understanding on terms under which the matter would be settled. The arbitration proceedings have been stayed pending final resolution of this settlement. On April 3, 2000, Syntellect and the Company finalized a settlement agreement to resolve the matter, and the arbitration proceeding has been dismissed with prejudice. The settlement will not have a material impact on the Company's consolidated financial position or results of operations.


Item 2. Changes in Securities and Use of Proceeds

         None

Item 3. Defaults Upon Senior Securities

         None

Item 4. Submission of Matters to a Vote of Security Holders

         None

Item 5. Other Information

         None

Item 6. Exhibits

         (a) Exhibits

                  27.1 Financial Data Schedule

         (b) Reports on Form 8-K

                  No reports on Form 8-K were filed during the quarterly period ended March 31, 2000.

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            BROOKTROUT, INC.


Date: May 12, 2000             By: /s/ Eric R. Giler
                                  -----------------------------
                                      Eric R. Giler
                                      President
                                      (Principal Executive Officer)


Date: May 12, 2000             By: /s/ Robert C. Leahy
                                  -----------------------------
                                      Robert C. Leahy
                                      Vice President of Finance and
                                      Operations and Treasurer
                                      (Principal Financial and
                                      Accounting Officer)