Form 10-Q
period 2000-06-30
BROOKTROUT INC
filed 2000-08-11
CIK 754516

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                             -----------------------

                                    FORM 10-Q

                                   (Mark One)

/X/      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
--       THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2000

/ /      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
--       THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

                           Commission File No. 0-20698

                               BROOKTROUT, INC. .
                               ------------------
             (Exact name of registrant as specified in its charter)

            Massachusetts                             04-2814792
            -------------                             ----------
            (State or other                           (I.R.S. employer
            jurisdiction of                           identification
            incorporation or                          number)
            organization)

                     250 First Avenue
                  Needham, Massachusetts                     02494-2814
        ---------------------------------------              ----------
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
Yes  X     No
    ---       ----

         As of August 1, 2000, 12,246,964 shares of Common Stock, $.01 par value per share, were outstanding.

                               Page 1 of 33 pages

                                BROOKTROUT, INC.
                  FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2000
                                TABLE OF CONTENTS
                                                                        Page
                                                                        ----
PART I   FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements

         Condensed Consolidated Balance Sheets as of
         June 30, 2000 and December 31, 1999 (Unaudited)                  3

         Condensed Consolidated Statements of Income for
         the Three Months Ended June 30, 2000 and
         June 30, 1999 and the Six Months Ended
         June 30, 2000 and June 30, 1999 (Unaudited)                      4

         Condensed Consolidated Statements of Comprehensive
         Income for the Three Months Ended June 30, 2000
         and June 30, 1999 and the Six Months Ended June 30,
         2000 and June 30, 1999 (Unaudited)                               5

         Condensed Consolidated Statements of Cash Flows
         for the Six Months Ended June 30, 2000
         and June 30, 1999 (Unaudited)                                    6

         Notes to Condensed Consolidated Financial
         Statements (Unaudited)                                           7

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

         Three Months Ended June 30, 2000 and 1999                       15

         Six Months Ended June 30, 2000 and 1999                         16

         Liquidity and Capital Resources                                 17

Item 3.  Quantitative and Qualitative Disclosures about
         Market Risk                                                     30

PART II  OTHER INFORMATION

Item 1.  Legal Proceedings                                               31

Item 4.  Submission of Matters to a Vote of Security Holders             31

Item 6.  Exhibits                                                        32

         Signatures                                                      33

                                BROOKTROUT, INC.
                Condensed Consolidated Balance Sheets (Unaudited)
                        (In thousands, except share data)

                                                                     June 30,      December 31,
                                                                       2000          1999
                                                                     --------      ------------
ASSETS
  Current assets:
    Cash and equivalents .......................................     $ 33,639       $ 48,541
    Marketabl securities .......................................        2,478          1,492
    Accounts receivable (less allowance for doubtful
      accounts and sales returns of $2,825 in 2000 and
      $2,466 in 1999) ..........................................       36,532         22,232
                                                                                      19,902
    Inventory ..................................................       14,202
    Deferred tax assets ........................................        5,018          5,121
    Prepaid expenses ...........................................        1,894          1,975
                                                                     --------       --------
      TOTAL CURRENT ASSETS .....................................       99,463         93,563
                                                                     --------       --------

  Equipment and furniture:
    Computer equipment .........................................       11,408          9,785
    Furniture and office equipment .............................       10,076          8,628
                                                                     --------       --------
                                                                                      21,484
      Total ....................................................       18,413
      Less accumulated depreciation and amortization ...........      (11,851)        (9,694)
                                                                     --------       --------

      EQUIPMENT AND FURNITURE - NET ............................        9,633          8,719

  Acquired technology and other intangible assets ..............       14,019         12,973
  Investments and other assets .................................        2,902            180
                                                                     --------       --------

      TOTAL ASSETS .............................................     $126,017       $115,435
                                                                     ========       ========

LIABILITIES AND SHAREHOLDERS' EQUITY

  Current liabilities:
    Accounts payable and other accruals ........................     $ 21,979       $ 18,158
    Accrued compensation and commissions .......................        4,895          5,573
    Customer deposits ..........................................          507            661
    Accrued warranty costs .....................................        1,757          1,304
    Accrued taxes ..............................................          393          2,736
                                                                     --------       --------
      TOTAL CURRENT LIABILITIES ................................       29,531         28,432
                                                                     --------       --------

  Deferred rent ................................................          481            469
  Deferred tax liabilities .....................................          689            479
  Minority interest ............................................        7,209          8,672

  Shareholders' equity:
    Common stock, $.01 par value; authorized, 25,000,000 shares;
      issued and outstanding 12,238,754 shares in 2000 and
      11,004,019 in 1999 .......................................          122            110
    Additional paid-in capital .................................       61,770         42,991
    Loans to officers ..........................................      (11,813)            --
    Accumulated other comprehensive income (loss) ..............         (196)          (117)
    Retained earnings ..........................................       41,696         37,846
    Treasury stock, 248,428 shares in 2000 and 247,582
      shares in 1999 ...........................................       (3,472)        (3,447)

    TOTAL SHAREHOLDERS' EQUITY .................................       88,107         77,383
                                                                     --------       --------

    TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY .................     $126,017       $115,435
                                                                     ========       ========

See notes to unaudited condensed consolidated financial statements.

                                BROOKTROUT, INC.
         Condensed Consolidated Statements of Income (Loss) (Unaudited)
                      (In thousands, except per share data)

                                                  Three Months Ended          Six Months Ended
                                                      June 30,                    June 30,
                                                ---------------------       ---------------------
                                                 2000          1999          2000          1999
                                                -------       -------       -------       -------
REVENUE ...................................     $47,203       $33,791       $86,322       $66,009

Cost and expenses:
  Cost of product sold ....................      18,911        13,213        35,074        26,170
  Research and development ................       8,499         6,778        17,041        13,314
  Selling, general and administrative .....      14,587        11,279        27,685        21,621
  Non-cash compensation and warrants ......         284         1,850         1,419         1,912
                                                -------       -------       -------       -------
    Total cost and expenses ...............      42,281        33,120        81,219        63,017
                                                -------       -------       -------       -------

INCOME FROM OPERATIONS ....................       4,922           671         5,103         2,992
                                                                            -------       -------

Other income (expense):
  Equity in loss of affiliate .............      (1,400)           --        (1,400)           --
  Interest income, net ....................         634           116         1,396           195
                                                -------       -------       -------       -------
    Total other income (expense) ..........        (766)          116            (4)          195
                                                -------       -------       -------       -------

Income before income tax provision ........       4,156           787         5,099         3,187

Income tax provision ......................       2,225           896         3,903         1,712
Minority interest in loss of subsidiary ...        (964)           --        (2,654)           --
                                                -------       -------       -------       -------

NET INCOME (LOSS) .........................     $ 2,895       ($  109)      $ 3,850       $ 1,475
                                                =======       =======       =======       =======

BASIC INCOME (LOSS) PER COMMON SHARE ......     $  0.24       ($ 0.01)      $  0.33       $  0.14
                                                =======       =======       =======       =======

SHARES FOR BASIC ..........................      11,959        10,917        11,597        10,890
                                                =======       =======       =======       =======

DILUTED INCOME (LOSS) PER COMMON SHARE ....     $  0.23       ($ 0.01)      $  0.30       $  0.13
                                                =======       =======       =======       =======

SHARES FOR DILUTED ........................      12,804        10,917        12,678        11,536
                                                =======       =======       =======       =======


See notes to unaudited condensed consolidated financial statements.

                                BROOKTROUT, INC.
      Condensed Consolidated Statements of Comprehensive Income (Unaudited)
                                 (In thousands)


                                                              Three Months Ended       Six Months Ended
                                                                  June 30,                  June 30,
                                                             -------------------       -------------------
                                                              2000         1999         2000         1999
                                                             ------       ------       ------       ------
Net income (loss) ......................................     $2,895       ($ 109)      $3,850       $1,475

  Unrealized gains (losses) on marketable securities ...         --        2,438          (14)       1,203

  Foreign currency translation adjustment ..............        (62)          --          (70)          (4)
                                                             ------       ------       ------       ------

Comprehensive income before income tax
provision (benefit) ....................................      2,833        2,329        3,766        2,674

Income tax provision (benefit) related to items of
 comprehensive income ..................................         --          829           (5)         409
                                                             ------       ------       ------       ------

Comprehensive income ...................................     $2,833       $1,500       $3,771       $2,265
                                                             ======       ======       ======       ======



See notes to unaudited condensed consolidated financial statements.

                                BROOKTROUT, INC.
           Condensed Consolidated Statements of Cash Flows (Unaudited)
                                 (In thousands)

                                                                    Six Months Ended
                                                                         June 30,
                                                                  ----------------------
                                                                    2000          1999
                                                                  --------       -------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income ...............................................    $  3,850       $ 1,475
    Adjustments to reconcile net income to cash
        provided by operating activities:
            Depreciation and amortization ....................       3,055         2,692
            Non-cash compensation and warrants ...............       1,859         1,912
            Tax benefit of stock options .....................       1,562            --
            Minority interest ................................      (2,654)           --
            Deferred income taxes and other ..................         318           138
            Increase (decrease) in cash from:
                Accounts receivable ..........................     (14,300)       (1,904)
                Inventory ....................................      (5,700)           74
                Prepaid expenses .............................          81          (565)
                Accounts payable and other accruals ..........       1,681        (1,596)
                                                                  --------       -------
                    Cash provided by (used in)
                      operating activities ...................     (10,248)        2,226
                                                                  --------       -------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Expenditures for equipment and furniture .................      (3,071)       (1,671)
    Expenditures for acquired software .......................      (1,982)           --
    Purchases of marketable securities .......................      (1,000)           --
    Investment and other assets ..............................      (2,772)           --
                                                                  --------       -------
                    Cash used for
                      investing activities ...................      (8,825)       (1,671)
                                                                  --------       -------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from the sale of common stock ....................       3,854           699
   Proceeds from exercise of Interspeed options and warrants .         326            --
   Equity in loss of affiliate ...............................          16            --
   Purchase of treasury stock ................................         (25)           --
                                                                  --------       -------
                    Cash provided by
                      financing activities ...................       4,171           699
                                                                  --------       -------

INCREASE (DECREASE) IN CASH AND EQUIVALENTS ..................     (14,902)        1,254
CASH AND EQUIVALENTS, BEGINNING OF PERIOD ....................      48,541         8,518
                                                                  --------       -------
CASH AND EQUIVALENTS, END OF PERIOD ..........................    $ 33,639       $ 9,772
                                                                  ========       =======



See notes to unaudited condensed consolidated financial statements.

BROOKTROUT, INC.

Notes to Unaudited Condensed Consolidated Financial Statements


1.       Basis of Presentation

         Brooktrout, Inc. (the "Company") supplies electronic communications products to system vendors, service providers, and value added resellers, or VARs, developing applications for the new global communications network. During 1999, the Company reorganized its lines of business and changed its name from Brooktrout Technology, Inc. to Brooktrout, Inc. The Company is organized and reports the results of its operations in the following three business segments:
Brooktrout Technology, Inc. ("Brooktrout Technology"), Brooktrout Software, Inc. ("Brooktrout Software"), and Interspeed, Inc. ("Interspeed"). These segments are differentiated based upon the products and services provided to the marketplace, the customers served, and the distribution channels.

         The rapid evolution of the world's telecommunication systems has created important market opportunities for the Company. One opportunity consists of core technologies and platforms primarily for business premise products such as fax, LanFax, and voice mail - Today's Network. Another opportunity - the New Network - is the result of the global investments that are being made to expand the capabilities of today's communication networks. These new capabilities allow data, voice and fax information to be distributed using packet-based data networks, such as the internet, for portions of the transmission and also to be distributed using the traditional circuit switched telephone network.

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

2.       Income Per Share

         Basic income per share is computed using the weighted average number of common shares outstanding during each period. Diluted income per share reflects the effect of the Company's outstanding options (using the treasury stock method), except where such options would be antidilutive. A reconciliation of weighted average shares used for the basic and diluted computations is as follows:

                                 Three Months Ended               Six Months Ended
                                        June 30,                      June 30,
                              --------------------------      --------------------------
                                 2000           1999            2000            1999
                              ----------      ----------      ----------      ----------
Weighted average shares
  for basic ...............   11,959,000      10,917,000      11,597,000      10,890,000
Dilutive effect of stock
  options .................      845,000              --       1,081,000         646,000
                              ----------      ----------      ----------      ----------
Weighted average shares
  for diluted .............   12,804,000      10,917,000      12,678,000      11,536,000
                              ==========      ==========      ==========      ==========



3.       Inventory

         Inventory is carried at the lower of cost (first-in, first-out basis) or market and consisted of the following:


                                           June 30,         December 31,
                                            2000               1999
                                         -----------        -----------

         Raw materials ..........        $10,206,000        $ 7,254,000
         Work in process ........            868,000          1,658,000
         Finished goods .........          8,828,000          5,290,000
                                         -----------        -----------
            Total ...............        $19,902,000        $14,202,000
                                         ===========        ===========


4.       Cash Flow Information

         Cash equivalents include highly liquid securities with remaining maturities of three months or less at the time of purchase.

            Supplemental disclosure of cash flow information:


                                                 Six Months Ended
                                              June 30,       June 30,
                                                2000           1999
                                             ----------      --------

         Cash paid for interest .......            --        $  4,000
         Cash paid for income taxes ...      $4,076,000      $774,000

5.       Major Customers

         One customer accounted for approximately 19% and 16% of revenue for the three months ended June 30, 2000 and 1999, respectively, and 15% and 16% of revenue for the six months ended June 30, 2000 and 1999, respectively. In addition, another customer accounted for 14% of revenue for the three months ended June 30, 2000.


6.       Marketable Securities

         Marketable securities are classified as available-for-sale and are carried at fair market value using current market quotes. Unrealized gains or losses are included in comprehensive income (loss). Marketable securities consist of U.S. government notes and bonds, commercial paper, and certificates of deposit.


7.       Income Taxes

         The Company's tax provision in 2000 is based on the estimated effective tax rate for the full year. The effective tax rate is greater than the statutory tax rates due to the non-deductible Interspeed operating loss. Excluding the impact of the Interspeed operating loss, the Company's effective tax rate would have been 35% in 2000.


8.       International Sales

         International sales, principally exported from the United States, accounted for approximately 30% and 22% of revenue for the three months ended June 30, 2000 and 1999, respectively, and 24% and 23% of revenue for the six months ended June 30, 2000 and 1999, respectively.


9.       Concentration of Credit Risk

         The Company sells its products to various customers in several industries. The Company generally requires no collateral; however, to reduce credit risk the Company performs ongoing credit evaluations of its customers and maintains allowances for potential credit losses. At June 30, 2000, approximately 20% of the Company's accounts receivable were from one customer. In addition, approximately 26% of the Company's accounts receivable were comprised of balances due from three Interspeed customers.

10.      Warrants

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


11.      Loans to Officers

         The Board of Directors on March 3, 2000 approved and the Company instituted a loan program. Pursuant to this loan program, the Company loaned amounts to or on behalf of certain of the Company's executive officers (a "Loan") to finance an executive officer's payment of the exercise price of one or more stock options to purchase shares of common stock granted to such officer under the Stock Incentive Plan.

         In connection with the loans, the executive officers executed a Nonrecourse Promissory Note and Security Agreement (the "Promissory Note") related to each Loan made by the Company. The Promissory Note does not bear interest and becomes due and payable in full no later than the remaining term of the option. The Promissory Note provides for automatic repayment upon the sale of the common stock which is the subject of a Loan or within 90 days following the termination of the executive officer's employment with the Company. Pursuant to the Promissory Note, the shares of the common stock which are the subject of a Loan serve as collateral (the "Collateral Stock") for the Promissory Note until such time as the Promissory Note has been paid in full. Loans made by the Company are non-recourse against the officer, and consequently for satisfaction of the Loans the Company's recourse is limited to the Collateral Stock. As a result of this program, there are loans to officers totaling approximately $11,800,000 that are reflected in the shareholders' equity section of the balance sheet.

12.      Deconsolidation of Beacon Networks, Inc.

         During the first quarter of 2000, the Company owned 100% of Beacon Networks, Inc. ("Beacon Networks") and accounted for its investment under the consolidation method. Through subsequent sale and distribution of Beacon Networks shares on June 29, 2000, the Company's ownership percentage in Beacon Networks was reduced to below 50%. As the Company still exercises significant influence over Beacon Networks, it has accounted for its remaining investment under the equity method of accounting beginning in the second quarter of 2000. The operating loss of approximately $540,000 generated by Beacon Networks in the first quarter of 2000 is included in the Company's consolidated operating results. The Company's share of Beacon Networks' losses for the second quarter of 2000 (100% through June 29, 2000) has been reported as "Equity in loss of affiliates" in the condensed consolidated statement of income.


13.      Segment Reporting

         The Company is organized and reports the results of its operations in the following three business segments: Brooktrout Technology, Brooktrout Software and Interspeed. These segments are differentiated based upon the products and services provided to the marketplace, the customers served, and the distribution channels. Brooktrout Technology provides enabling technologies for customers to deliver voice, fax and data solutions for the electronic communications market. Brooktrout Software provides specialized e-Business software and services that enable companies to connect traditional telephone commerce systems with web-based commerce systems. Interspeed develops single system, high-speed Internet access solutions for telephone companies and Internet Service Providers. The Company evaluates performance and allocates resources based on revenue, gross margin and income or loss from operations of the segments.

                                              Three Months Ended                 Six Months Ended
                                                    June 30,                         June 30,
                                       ------------------------------      ------------------------------
                                           2000              1999             2000               1999
                                       ------------      ------------      ------------      ------------

REVENUE:

Brooktrout Technology                  $ 37,026,000      $ 31,243,000      $ 70,495,000      $ 61,252,000
Brooktrout Software                       3,170,000         1,598,000         5,255,000         3,480,000
Interspeed                                7,007,000           950,000        10,572,000         1,277,000
                                       ------------      ------------      ------------      ------------
Consolidated revenue                   $ 47,203,000      $ 33,791,000      $ 86,322,000      $ 66,009,000
                                       ============      ============      ============      ============

GROSS MARGIN:

Brooktrout Technology                  $ 24,077,000      $ 19,153,000      $ 44,598,000      $ 37,451,000
Brooktrout Software                       1,804,000           989,000         2,867,000         1,901,000
Interspeed                                2,411,000           436,000         3,783,000           487,000
                                       ------------      ------------      ------------      ------------
Consolidated gross margin              $ 28,292,000      $ 20,578,000      $ 51,248,000      $ 39,839,000
                                       ============      ============      ============      ============

INCOME (LOSS) FROM OPERATIONS: (1)

Brooktrout Technology (2)              $  8,246,000      $  5,780,000      $ 13,651,000      $ 11,259,000
Brooktrout Software                      (1,031,000)       (1,384,000)       (2,247,000)       (2,816,000)
Interspeed (3)                           (2,293,000)       (3,725,000)       (6,301,000)       (5,451,000)
                                       ------------      ------------      ------------      ------------

Consolidated income
from operations                           4,922,000           671,000         5,103,000         2,992,000

Other income (expense)                     (766,000)          116,000            (4,000)          195,000
                                       ------------      ------------      ------------      ------------

Consolidated income
before income tax
provision                              $  4,156,000      $    787,000      $  5,099,000      $  3,187,000
                                       ============      ============      ============      ============


(1) Amounts previously reported in 1999 have been revised to reflect an allocation of certain marketing and administrative expenses to the segments. Prior segment disclosure reflected the expenses in Brooktrout Technology.

(2) Included in the Brooktrout Technology income from operations for the six months ended June 30, 2000 is approximately $540,000 in expenses related to Beacon Networks. For the three months ended June 30, 2000, Beacon Networks results are reflected in other income (expense).

(3) Included in the Interspeed loss from operations for the three months ended June 30, 2000 and 1999 is a charge of $284,000 and $1,850,000, respectively, reflecting non-cash compensation expenses as a result of stock option grants. Included in the Interspeed loss from operations for the six months ended June 30, 2000 and 1999 is a charge of $1,419,000 and $1,912,000, respectively, reflecting non-cash compensation expenses as a result of stock option and warrant grants.

                                      Three Months Ended            Six Months Ended
                                            June 30,                    June 30,
                                  -------------------------     -------------------------
                                     2000          1999            2000          1999
                                  ----------     ----------     ----------     ----------

DEPRECIATION AND AMORTIZATION
  EXPENSE:

Brooktrout Technology             $1,233,000     $1,069,000     $2,468,000     $2,286,000
Brooktrout Software                   91,000        124,000        202,000        252,000
Interspeed                           214,000         85,000        385,000        154,000
                                  ----------     ----------     ----------     ----------

Consolidated depreciation and
  amortization expense            $1,538,000     $1,278,000     $3,055,000     $2,692,000
                                  ==========     ==========     ==========     ==========


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

         The future operating results and performance trends of the Company may be affected by a number of factors, including, without limitation, the following: (i) the Company's ability to respond to rapidly developing changes in its marketplace; (ii) the Company's ability to develop and market quality, innovative products; (iii) the Company's ability to protect its proprietary intellectual property; and (iv) the Company's ability to retain relationships with its major customers, including Lucent Technologies Inc. In addition to the foregoing, the Company's actual future results could differ materially from those projected in the forward-looking statements as a result of the risk factors set forth herein and in the Company's various filings with the Securities and Exchange Commission and of changes in general economic conditions and changes in the assumptions used in making such forward-looking statements.

Three Months Ended June 30, 2000 and 1999

         Revenue during the three months ended June 30, 2000 increased by approximately 40% to $47,203,000, up from $33,791,000 during the three months ended June 30, 1999. The majority of the growth was generated by the Company's Interspeed and Brooktrout Technology subsidiaries. Interspeed experienced increased sales for its digital subscriber line ("DSL") product line. In addition, there was substantial growth in the Company's Brooktrout Technology subsidiary driven by the New Network applications. There was an increase in switching and access products sold combined with an increase in messaging products sold. These increases in revenue were partially offset by a decline in voice mail systems sold for Today's Network applications.

         Cost of product sold was $18,911,000, or 40% of revenue, during the three months ended June 30, 2000, compared to $13,213,000, or 39% of revenue, for the same period in 1999. Gross profit percentage was approximately 60% and 61% for the three months ended June 30, 2000 and 1999, respectively. The slight decrease in gross profit percentage was due to a change in the mix of products sold. Sales of lower margin Interspeed product increased during the three months ended June 30, 2000, compared to the same period in 1999.

         Research and development expense was $8,499,000, or 18% of revenue, compared with $6,778,000, or 20% of revenue, for the three months ended June 30, 2000 and 1999, respectively. The dollar increase is primarily attributable to increased product development at Brooktrout Technology combined with development of the DSL products of Interspeed. The Company's continuing development efforts are focused on its switching and access products that allow customers to create the infrastructure to support the New Network, messaging products that allow integration of voice, fax and e-mail into one location, IP Telephony products and e-Business products.

         Selling, general and administrative expense was $14,587,000 during the three months ended June 30, 2000, compared with $11,279,000 during the same period in 1999. The majority of this increase was generated by Interspeed due to increased staffing and marketing initiatives. In addition, there was an increase at Brooktrout Technology and Brooktrout Software as a result of increased staffing and related expenses in the sales and marketing areas. As a percentage of revenue, selling, general and administrative expense for the second quarter of 2000 was 31% of revenue, compared with 33% for the second quarter of 1999.

         For the three months ended June 30, 2000 and 1999, the Company recorded a charge of $284,000 and $1,850,000, respectively, representing non-cash expenses of Interspeed as a result of stock option grants to employees.

         During the first quarter of 2000, the Company owned 100% of Beacon Networks, Inc. ("Beacon Networks") and accounted for its investment under the consolidation method. Through subsequent sale and distribution of Beacon Networks shares on June 29, 2000, the Company's ownership percentage in Beacon Networks was reduced to below 50%. As the Company still exercises significant influence over Beacon Networks, it has accounted for its remaining investment under the equity method of accounting beginning in the second quarter of 2000. The operating loss of approximately $540,000 generated by Beacon Networks in the first quarter of 2000 is included in the Company's consolidated operating results. The Company's share of Beacon Networks' losses for the second quarter of 2000 (100% through June 29, 2000) has been reported as "Equity in loss of affiliates" in the condensed consolidated statement of income.

         For the three months ended June 30, 2000, interest and other income was $634,000, compared with $116,000 for the same period in 1999, reflecting higher investable cash balances after the sale of Interspeed common shares in 1999.

         The Company's tax provision in 2000 is based on the estimated effective tax rate for the full year. The effective tax rate is 54% in 2000, which is greater than the statutory tax rates due to the non-deductible Interspeed operating loss. Excluding the impact of the Interspeed operating loss, the Company's effective tax rate would have been 35% in 2000. The Company's effective tax rate was 114% in 1999. Excluding the permanent difference associated with the non-cash compensation charge at Interspeed, the effective tax rate would have been 34% in 1999.

         Minority interest in loss of subsidiary was $964,000 for the three months ended June 30, 2000, which represents the minority shareholders' portion of the losses of Interspeed.


Six Months Ended June 30, 2000 and 1999

         Revenue during the six months ended June 30, 2000 increased by approximately 31% to $86,322,000, up from $66,009,000 during the six months ended June 30, 1999. The majority of the growth was generated by the Company's Interspeed and Brooktrout Technology subsidiaries. Interspeed experienced increased sales for its DSL product line. During the six months ended June 30, 2000, Interspeed recognized $439,000 of sales discounts related to warrants granted to certain customers. Since these equipment purchase contracts were executed during the six months ended June 30, 2000, no such sales discounts were recorded in any prior fiscal periods. In addition, there was substantial growth in the Company's Brooktrout Technology subsidiary driven by the New Network applications. There was an increase in switching and access products sold combined with an increase in messaging products sold. These increases in revenue were partially offset by a decline in voice mail systems sold for Today's Network applications.

         Cost of product sold was $35,074,000, or 41% of revenue, during the six months ended June 30, 2000, compared to $26,170,000, or 40% of revenue, for the same period in 1999. Gross profit percentage was approximately 59% and 60% for the six months ended June 30, 2000 and 1999, respectively. The slight decrease in gross profit percentage was due to a change in the mix of products sold. Sales of lower margin Interspeed product increased during the six months ended June 30, 2000, compared to the same period in 1999.

         Research and development expense was $17,041,000, or 20% of revenue, compared with $13,314,000, or 20% of revenue, for the six months ended June 30, 2000 and 1999, respectively. The dollar increase is primarily attributable to increased product development at Brooktrout Technology combined with development of the DSL products of Interspeed. The Company's continuing development efforts are focused on its switching and access products that allow customers to create the infrastructure to support the New Network, messaging products that allow integration of voice, fax and e-mail into one location, IP Telephony products and e-Business products.

         Selling, general and administrative expense was $27,685,000 during the six months ended June 30, 2000, compared with $21,621,000 during the same period in 1999. The majority of this increase was generated by Interspeed due to increased staffing and marketing initiatives. In addition, there was an increase at Brooktrout Technology and Brooktrout Software as a result of increased staffing and related expenses in the sales and marketing areas. As a percentage of revenue, selling, general and administrative expense for the first six months of 2000 was 32% of revenue, compared with 33% for the first six months of 1999.

         For the six months ended June 30, 2000 and 1999, the Company recorded a charge of $1,419,000 and $1,912,000, respectively, representing non-cash expenses of Interspeed as a result of stock option grants to employees and warrant grants to customers.

         During the first quarter of 2000, the Company owned 100% of Beacon Networks and accounted for its investment under the consolidation method. Through subsequent sale and distribution of Beacon Networks shares on June 29, 2000, the Company's ownership percentage in Beacon Networks was reduced to below 50%. As the Company still exercises significant influence over Beacon Networks, it has accounted for its remaining investment under the equity method of accounting beginning in the second quarter of 2000. The operating loss of approximately $540,000 generated by Beacon Networks in the first quarter of 2000 is included in the Company's consolidated operating results. The Company's share of Beacon Networks' losses for the second quarter of 2000 (100% through June 29, 2000) has been reported as "Equity in loss of affiliates" in the condensed consolidated statement of income.

         For the six months ended June 30, 2000, interest and other income was $1,396,000, compared with $195,000 for the same period in 1999 reflecting higher investable cash balances after the sale of Interspeed common shares in 1999.

         The Company's tax provision in 2000 is based on the estimated effective tax rate for the full year. The effective tax rate is 77% in 2000, which is greater than the statutory tax rates due to the non-deductible Interspeed operating loss. Excluding the impact of the Interspeed operating loss, the Company's effective tax rate would have been 35% in 2000. The Company's effective tax rate was 54% in 1999. Excluding the permanent difference associated with the non-cash compensation charge at Interspeed, the effective tax rate would have been 34% in 1999.

         Minority interest in loss of subsidiary was $2,654,000 for the six months ended June 30, 2000, which represents the minority shareholders' portion of the losses of Interspeed.


Liquidity and Capital Resources

         For the six months ended June 30, 2000, the Company funded its Brooktrout Technology and Brooktrout Software operations principally through operating revenue and it's Interspeed operations through Initial Public Offering ("IPO") proceeds. The Company's working capital increased from $65.1 million at December 31, 1999 to $69.9 million at June 30, 2000. This increase was a result of increases in accounts receivable and inventory balances offset by an increase in accounts payable and other accrual balances. Interspeed's cash balance at June 30, 2000 was $6.4 million and is solely available for use by Interspeed.

         On June 29, 2000, Beacon Networks completed an equity financing transaction in which the Company and outside investors purchased Beacon Networks Series A Preferred Stock. The Company expended approximately $2.5 million in this financing transaction and is no longer the controlling shareholder of Beacon Networks.

         On October 1, 1999, the Company's Board of Directors approved the purchase of up to one million shares of the Company's common stock during the twelve month period ending September 30, 2000. Through June 30, 2000, the Company had repurchased a total of 248,428 shares for a total cash purchase of $3.5 million.

         In August 2000, the Company renewed its working capital line of credit. Under the renewed line of credit, the Company may borrow up to $10 million on an unsecured basis, all of which may be used for issuance of letters of credit, subject to compliance with certain covenants. Any amounts borrowed under the line would be subject to interest at the lender's prime rate. At June 30, 2000 there were no commitments outstanding on letters of credit; no borrowings have been made during any period presented.

         During the first six months of 2000, the Company invested approximately $3 million in capital equipment. A substantial portion of this was related to the expansion of the Company's facilities. In addition, the Company invested approximately $2 million on purchased software to support New Network applications. The Company currently has no material commitments for additional capital expenditures.

         During the first six months of 2000, the Company generated approximately $3 million from the sale of common stock as a result of employee stock option purchases.

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

INTERNAL DEVELOPMENT EFFORTS BY THE COMPANY'S CUSTOMERS MAY ADVERSELY AFFECT DEMAND FOR ITS PRODUCTS.

         Many of the Company's customers, including the large Original Equipment Manufacturers ("OEM") on which the Company focuses a significant portion of its sales and marketing efforts, have the technical and financial ability to design and produce components replicating or improving on the functionality of most of its products. These customers often consider in-house development of technologies and products as an alternative to doing business with the Company. For example, during 1999, Lucent designed a product that will replace the Merlin Legend Mail and Partner Mail products manufactured by the Company. As a result, future sales of these products will be limited to field replacement units and repairs. The Company cannot assure that its existing customers or potential customers will do business with the Company, rather than attempting to develop similar technology and products internally or obtaining them through acquisition. The Company cannot be certain that it will be able to find customers to replace the revenues lost as a result of customers developing technologies or products in house. Any such occurrence could have a material adverse effect on the Company's business, financial condition or results of operations.

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

RELIANCE ON A SMALL NUMBER OF CUSTOMERS

         The Company has historically derived the majority of its revenues from a small number of customers, most of whom are significantly larger companies. The Company's failure to generate as much revenue as expected from these customers or the failure of these customers to purchase the Company's products would seriously harm the Company's business. Accordingly, present and future customers may terminate their purchasing arrangements with the Company, significantly reduce or delay their orders or seek to renegotiate their agreements on terms less favorable to the Company. Furthermore, in any future negotiations the Company may be subject to the perceived or actual leverage the customers may have given their relative size and importance to the Company. Any termination, change, reduction or delay in orders could seriously harm the Company's business, financial condition and results of operations. Accordingly, unless and until the Company can diversify and expand its customer base, the Company's future success will significantly depend upon the timing and size of future purchases by the Company's largest customers and the financial and operational success of these customers.

         The loss of any one of the Company's major customers or the delay of significant orders from such customers, even if only temporary, could reduce or delay the Company's recognition of revenues, harm the Company's reputation in the industry and reduce the Company's ability to accurately predict cash flow, and, as a consequence, could seriously harm the Company's business, financial condition and results of operations.

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

EURO ISSUE

         Some of the countries in which the Company sells its products are Member States of the Economic and Monetary Union (EMU). Beginning January 1, 1999, Member States of the EMU were able to begin trading in either their local currencies or the euro, the official currency of EMU participating Member States. Parties are free to choose the unit they prefer in contractual relationships during the transitional period, beginning January 1999 and ending June 2002. The new accounting system that the Company implemented can be upgraded to support the euro and process transactions in either a country's local currency or the euro. The Company does not anticipate a large demand from its customers to carry out transactions in euros, so this upgrade is not planned for implementation until the fourth quarter of 2000.

RECENT ACCOUNTING PRONOUNCEMENTS

         In December 1999, the Securities and Exchange Commission ("SEC") released Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Instruments." This bulletin summarizes certain views of the SEC staff on applying generally accepted accounting principles to revenue recognition in financial instruments. We have not completed our assessment of the consolidated financial statement impact of this bulletin. This bulletin is effective for the fourth quarter of 2000.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Market risk is the potential change in a financial instrument's value caused by fluctuations in interest and currency exchange rates and equity and equity and commodity prices. Our operating activities expose us to many risks that are continually monitored, evaluated, and managed. Proper management of these risks helps reduce the likelihood of earnings volatility.

         At June 30, 2000, approximately 19% of our accounts receivable were denominated in Australian dollars due to the sale of DSL product from Interspeed to a foreign customer during the three months ended June 30, 2000.

Part II. OTHER INFORMATION

Item 1. Legal Proceedings

        On September 22, 1998, Syntellect Technology Corp. (Syntellect") served the Company with notice that it intended to pursue arbitration of a claim based on an alleged infringement and breach of a patent license agreement. On October 22, 1998, Syntellect filed a demand for arbitration, with the American Arbitration Association in which Syntellect asserted that the Company failed to pay certain royalties under the patent license agreement. On June 15, 1999, Aspect Telecommunications Corporation joined the arbitration as a claimant.

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

        None

Item 3. Defaults Upon Senior Securities

        None

Item 4. Submission of Matters to a Vote of Security Holders

         On May 15, 2000, the Company held its 2000 Annual Meeting of Stockholders (the "Annual Meeting"). At the Annual Meeting, stockholders of the Company were asked to consider proposals (the "Proposals") (i) to elect one Class II Director, to serve for a three-year term until the 2003 annual meeting of stockholders and until his successor is duly elected and qualified, (ii) to consider and act upon a proposal to approve an amendment to the Company's 1992 Stock Incentive Plan, as amended, (the "1992 Plan") to increase the number of shares of the Company's common stock reserved for issuance under the 1992 Plan,
(iii) to consider and act upon a proposal to approve an amendment to the Company's Amended and Restated 1992 Stock Purchase Plan (the "Purchase Plan") to increase the number of shares of the Company's common stock subject to issuance under the Purchase Plan, (iv) to consider and act upon a proposal to adopt an amendment to the Company's Articles of Organization, as amended, increasing the number of authorized shares of the Company's common stock, $.01 par value per share, and (v) to consider and act upon a proposal to ratify and approve the selection of Deloitte & Touche LLP as the Company's independent auditors for the fiscal year ending December 31, 2000.

         With regard to the election of Directors, W. Brooke Tunstall was nominated to serve as a Class II Director of the Company until the 2003 annual meeting; the other Directors of the Company whose terms of office as directors continued after the Annual Meeting are as follows: David L. Chapman (Class I Director), David W. Duehren (Class I Director), Robert G. Barrett (Class III Director) and Eric R. Giler (Class III Director).

         With respect to the Proposals, the stockholders of the Company voted at the Annual Meeting as hereinafter described. By a vote of 9,933,080 votes of Common Stock in favor of W. Brooke Tunstall, in excess of a majority of the eligible votes, with 696,106 votes against Mr. Tunstall. Mr. Tunstall was elected as a Class II Director of the Company.

         The stockholders of the Company approved an amendment to the 1992 Plan by a vote of 3,899,263 votes in favor, in excess of a majority of eligible votes, with 2,226,045 votes against, 153,812 votes abstaining and 4,350,066 broker non-votes.

         The stockholders of the Company approved an amendment to the Purchase Plan by a vote of 5,733,095 votes in favor, in excess of a majority of eligible votes, with 390,888 votes against, 155,137 votes abstaining and 4,350,066 broker non-votes.

         The stockholders of the Company approved an amendment to the Articles of Organization by a vote of 9,498,257 votes in favor, in excess of a majority of eligible votes, with 982,791 votes against and 148,138 votes abstaining.

         The stockholders of the Company ratified and approved the selection of Deloitte & Touche LLP as the Company's independent auditors for the current fiscal year by a vote of 10,466,932 votes in favor, in excess of a majority of eligible votes, with 25,307 votes against and 136,947 votes abstaining

Item 5. Other Information

        None

Item 6. Exhibits

        (a) Exhibits

             27.1 Financial Data Schedule

        (b) Reports on Form 8-K

        No reports on Form 8-K were filed during the quarterly period ended June 30, 2000.

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            BROOKTROUT, INC.


Date: August 11, 2000                By: /s/ Eric R. Giler
                                        ---------------------------------
                                        Eric R. Giler
                                        President
                                        (Principal Executive Officer)


Date: August 11, 2000               By: /s/ Robert C. Leahy
                                        ---------------------------------
                                        Robert C. Leahy
                                        Vice President of Finance and
                                        Operations and Treasurer
                                        (Principal Financial and
                                        Accounting Officer)