Form 10-Q
period 2000-09-30
BROOKTROUT INC
filed 2000-11-14
CIK 754516

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                             ----------------------

                                    FORM 10-Q

(Mark One)

/X/  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
--   THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2000

/_/  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
     THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

                           Commission File No. 0-20698

                                BROOKTROUT, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

Massachusetts                                                      04-2814792
----------------                                                ----------------
(State or other                                                 (I.R.S. employer
jurisdiction of                                                 identification
incorporation or                                                number)
organization)

      250 First Avenue, Suite 300
         Needham, Massachusetts                                     02494-2814
----------------------------------------                            ----------
(Address of principal executive offices)                            (Zip code)

                          Registrant's telephone number
                       including area code: (781) 449-4100

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes _X_ No ___

     As of October 31, 2000, 12,333,809 shares of Common Stock, $.01 par value per share, were outstanding.


                               Page 1 of 30 pages

                                BROOKTROUT, INC.
               FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2000
                                TABLE OF CONTENTS

                                                                                         Page
                                                                                         ----
PART I    FINANCIAL INFORMATION
Item 1.   Condensed Consolidated Financial Statements                                      3

          Unaudited Condensed Consolidated Balance Sheets as of
          September 30, 2000 and December 31, 1999                                         3

          Unaudited Condensed Consolidated Statements of Income (Loss) for
          the Three Months Ended September 30, 2000 and
          September 30, 1999 and the Nine Months Ended
          September 30, 2000 and September 30, 1999                                        4

          Unaudited Condensed Consolidated Statements of Comprehensive
          Income (Loss) for the Three Months Ended September 30, 2000
          and September 30, 1999 and the Nine Months Ended
          September 30, 2000 and September 30, 1999                                        5

          Unaudited Condensed Consolidated Statements of Cash Flows for the
          Nine Months Ended September 30, 2000 and
          September 30, 1999                                                               6

          Notes to Unaudited Condensed Consolidated Financial
          Statements                                                                       7

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                                             15

          Three Months Ended September 30, 2000 and 1999                                  16

          Nine Months Ended September 30, 2000 and 1999                                   17

          Liquidity and Capital Resources                                                 19

          Risk Factors                                                                    20

Item 3.   Quantitative and Qualitative Disclosures about
          Market Risk                                                                     28

PART II   OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K                                                29

          Signatures                                                                      30

                                Brooktrout, Inc.
                 Unaudited Condensed Consolidated Balance Sheets
                        (In thousands, except share data)

                                                                                September 30,        December 31,
                                                                                    2000                 1999
                                                                                -------------        -------------
                                     ASSETS
   Current assets:
     Cash and equivalents ..............................................          $  28,542           $  48,541
     Marketable securities .............................................              2,487               1,492

     Accounts receivable (less allowance for doubtful accounts and sales
       returns of $3,184 in 2000 and $2,466 in 1999) ...................             26,544              22,232
     Inventory .........................................................             29,475              14,202
     Deferred tax assets ...............................................              5,906               5,121
     Prepaid expenses and other current assets..........................              3,402               1,975
                                                                                  ---------           ---------
       Total current assets ............................................             96,356              93,563

   Equipment and furniture:
     Computer equipment ................................................             12,085               9,785
     Furniture and office equipment ....................................             10,757               8,628
                                                                                  ---------           ---------
       Total ...........................................................             22,842              18,413
     Less accumulated depreciation and amortization ....................            (12,671)             (9,694)
                                                                                  ---------           ---------

     Total equipment and furniture - net ...............................             10,171               8,719

   Acquired technology and other intangible assets .....................             13,507              12,973
   Investments and other assets ........................................              3,426                 180
                                                                                  ---------           ---------

       Total assets ....................................................          $ 123,460           $ 115,435
                                                                                  =========           =========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

   Current liabilities:
     Accounts payable and other accruals ...............................          $  27,943           $  18,158
     Accrued compensation and commissions ..............................              4,431               5,573
     Customer deposits .................................................                496                 661
     Accrued warranty costs ............................................              1,986               1,304
     Accrued taxes .....................................................                679               2,736
                                                                                  ---------           ---------
       Total current liabilities .......................................             35,535              28,432
                                                                                  ---------           ---------

   Deferred rent .......................................................                493                 469
   Deferred tax liabilities ............................................                688                 479
   Minority interest ...................................................              2,007               8,672
   Contingencies .......................................................                  0                   0

   Shareholders' equity:
     Common stock, $.01 par value; authorized, 40,000,000
       shares; issued and outstanding 12,332,309 shares in
       2000 and 11,004,019 in 1999 .....................................                123                 110
     Additional paid-in capital ........................................             62,830              42,991
     Loans to officers .................................................            (11,844)                 --
     Accumulated other comprehensive income (loss) .....................               (220)               (117)
     Retained earnings .................................................             37,606              37,846
     Treasury stock, 255,384 shares in 2000 and 247,582 shares in 1999 .             (3,758)             (3,447)
                                                                                  ---------           ---------

        Total shareholders' equity .....................................             84,737              77,383
                                                                                  ---------           ---------

        Total liabilities and shareholders' equity .....................          $ 123,460           $ 115,435
                                                                                  =========           =========

See notes to unaudited condensed consolidated financial statements.

                                Brooktrout, Inc.
          Unaudited Condensed Consolidated Statements of Income (Loss)
                      (In thousands, except per share data)

                                                                Three Months Ended                        Nine Months Ended
                                                                   September 30,                            September 30,
                                                           -----------------------------           -----------------------------

                                                           -----------------------------           -----------------------------

                                                              2000                1999                2000                1999
                                                              -----               ----                ----                ----

Revenue .........................................          $  42,421           $  34,406           $ 120,191           $ 100,415

Cost and expenses:
   Cost of product sold .........................             19,431              12,846              49,443              39,016
   Research and development .....................              9,127               7,507              26,033              20,821
   In-process research and development ..........              2,550                  --               2,550                  --
   Selling, general and administrative ..........             15,261              11,507              43,058              33,128
   Non-cash compensation and warrants ...........                248                 401               1,667               2,313
                                                           ---------           ---------           ---------           ---------
     Total cost and expenses ....................             46,617              32,261             122,751              95,278

Income (loss) from operations ...................             (4,196)              2,145              (2,560)              5,137
Other income (expense):
   Net gain on investment activity ..............                 --              15,485                  --              15,485
   Equity in loss of affiliate ..................               (594)                 --              (1,994)                 --
   Interest income, net .........................                522                  69               1,918                 264
                                                           ---------           ---------           ---------           ---------
     Total other income (expense) ...............                (72)             15,554                 (76)             15,749
                                                           ---------           ---------           ---------           ---------

Income (loss) before income tax provision........             (4,268)             17,699              (2,636)             20,886

Income tax provision ............................              1,646               7,307               5,549               9,019
Minority interest in loss of subsidiary .........             (3,759)               (272)             (7,945)               (272)
                                                           ---------           ---------           ---------           ---------

Net income (loss) ...............................          $  (2,155)          $  10,664           $    (240)          $  12,139
                                                           =========           =========           =========           =========

Basic income (loss) per common share ............          $   (0.18)          $    0.97           $   (0.02)          $    1.11
                                                           =========           =========           =========           =========

Shares for basic ................................             12,030              10,954              11,742              10,911
                                                           =========           =========           =========           =========

Diluted income (loss) per common share ..........          $   (0.18)          $    0.91           $   (0.02)          $    1.05
                                                           =========           =========           =========           =========

Shares for diluted ..............................             12,030              11,728              11,742              11,600
                                                           =========           =========           =========           =========

See notes to unaudited condensed consolidated financial statements.

                                Brooktrout, Inc.
   Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss)
                                 (In thousands)

                                                                      Three Months Ended                   Nine Months Ended
                                                                         September 30,                       September 30,
                                                                 ---------------------------          ---------------------------

                                                                   2000               1999               2000              1999
                                                                   ----               ----               ----              ----

Net income (loss) ..........................................     $ (2,155)          $ 10,664          $   (240)          $ 12,139

     Unrealized gains (losses) on marketable securities.....            9              2,272                (5)             3,475

     Foreign currency translation adjustment ...............          (30)                --              (100)                (4)
                                                                 --------           --------          --------           --------

     Comprehensive income before income tax provision
         (benefit) .........................................       (2,176)            12,936              (345)            15,610

     Income tax provision (benefit) related to items of
         comprehensive income (loss) .......................            3                772                (2)             1,181
                                                                 --------           --------          --------           --------

     Comprehensive income (loss) ...........................     $ (2,179)          $ 12,164          $   (343)          $ 14,429
                                                                 ========           ========          ========           ========

See notes to unaudited condensed consolidated financial statements.

                                Brooktrout, Inc.
            Unaudited Condensed Consolidated Statements of Cash Flows
                                 (In thousands)

                                                                                         Nine Months Ended
                                                                                           September 30,
                                                                                   ---------------------------
                                                                                      2000               1999
                                                                                      ----               ----
Cash flows from operating activities:
    Net income (loss) ...................................................          $   (240)          $ 12,139
        Adjustments to reconcile net income (loss) to cash
        provided by (used in) operating activities:
             Gain on Brooktrout's sale of Interspeed stock ..............                --            (15,485)
             Depreciation and amortization ..............................             4,646              4,194
             Equity in loss of affiliate ................................               610                 --
             Non-cash compensation and warrants .........................             1,766              2,313
             Tax benefit of stock options ...............................             1,562                 --
             Minority interest ..........................................            (7,945)              (272)
             Deferred income taxes and other ............................              (571)               101
             Increase (decrease) in cash from:
                Accounts receivable .....................................            (4,312)            (2,175)
                Inventory ...............................................           (15,273)            (1,829)
                Prepaid expenses and other current assets................            (1,427)              (376)
                Accounts payable and other accruals .....................             7,645              5,067
                                                                                   --------           --------

                  Cash provided by (used in) operating activities .......           (13,539)             3,677
                                                                                   --------           --------

Cash flows from investing activities:
    Expenditures for equipment and furniture ............................            (4,642)            (2,566)
    Brooktrout's sale of Interspeed stock, net of related expenses.......                --             16,740
    Expenditures for acquired software ..................................            (1,982)                --
    Purchases of marketable securities ..................................            (1,000)                --
    Investment and other assets .........................................            (4,018)                (3)
                                                                                   --------           --------

                  Cash used for investing activities ....................           (11,642)            14,171
                                                                                   --------           --------

Cash flows from financing activities:
    Proceeds from the sale of common stock ..............................             4,767                770
    Interspeed's sale of stock, net of offering expenses ................                --             20,815
    Proceeds from exercise of Interspeed options and warrants ...........               726                217
    Purchase of treasury stock ..........................................              (311)                --
                                                                                   --------           --------

                  Cash provided by financing activities .................             5,182             21,802
                                                                                   --------           --------

Increase (decrease) in cash and equivalents .............................           (19,999)            39,650
Cash and equivalents, beginning of period ...............................            48,541              8,518
                                                                                   --------           --------

Cash and equivalents, end of period .....................................          $ 28,542           $ 48,168
                                                                                   ========           ========

See notes to unaudited condensed consolidated financial statements.

                                BROOKTROUT, INC.
         Notes to Unaudited Condensed Consolidated Financial Statements

1.   Basis of Presentation

     Brooktrout, Inc. (the "Company") supplies electronic communications products to system vendors, service providers, and value added resellers ("VARs"), who are developing applications for the new global communications network. During 1999, the Company reorganized its lines of business and changed its name from Brooktrout Technology, Inc. to Brooktrout, Inc. The Company is organized and reports the results of its operations in the following three business segments: Brooktrout Technology, Inc. ("Brooktrout Technology"), Brooktrout Software, Inc. ("Brooktrout Software"), and Interspeed, Inc. ("Interspeed"), a publicly traded company in which the Company owns a 55% interest. These segments are differentiated based upon the products and services provided to the marketplace, the customers served, and the distribution channels utilized.

     The rapid evolution of the world's telecommunication systems has created important market opportunities for the Company. One opportunity consists of core technologies and platforms primarily for business premise products such as fax, LanFax, and voice mail - Today's Network. Another opportunity - the New Network(TM) - is the result of the global investments that are being made to expand the capabilities of today's communication networks. These new capabilities allow data, voice, and fax information to be distributed using packet-based data networks, such as the Internet, for portions of the transmission and also to be distributed using the traditional circuit switched telephone network.

     The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. They should be read in conjunction with the audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

     In the opinion of management, the accompanying unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the interim periods presented.

     The operating results for the interim periods presented are not necessarily indicative of the results that could be expected for the full year.

2.   Recent Accounting Pronouncements

     In June of 1998, the Financial Accounting Standards Board released Statement of Financial Accounting Standards (SFAS) No. 133,"Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133, as amended, establishes new standards of accounting and reporting for derivative instruments and hedging activities and will be effective for the Company in 2001. Management is currently evaluating the effect of adopting SFAS No. 133 on the condensed consolidated financial statements.

                                BROOKTROUT, INC.
   Notes to Unaudited Condensed Consolidated Financial Statements (Continued)


2.   Recent Accounting Pronouncements (Continued)

     In December 1999, the Securities and Exchange Commission released Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements." SAB No. 101 summarizes certain of the Securities and Exchange Commission's views in applying generally accepted accounting principles to revenue recognition in financial statements and will be effective for the Company in the fourth quarter of 2000. Management does not believe that SAB No. 101 will have a material impact on the condensed consolidated financial statements.

3.   Income (Loss) Per Share

     Basic income (loss) per share is computed using the weighted average number of common shares outstanding during each period. Diluted income per share reflects the effect of the Company's outstanding options (using the treasury stock method), except where such options would be antidilutive. A reconciliation of weighted average shares used for the basic and diluted computations is as follows:

                                                    Three Months Ended                        Nine Months Ended
                                                       September 30,                            September 30,
                                               ------------------------------          ------------------------------

                                               ------------------------------          ------------------------------

                                                  2000                1999                2000                1999
                                                  ----                ----                ----                ----

         Weighted average shares for
             basic ..................          12,030,000          10,954,000          11,742,000          10,911,000
          Dilutive effect of stock
             options ................                  --             774,000                  --             689,000
                                               ----------          ----------          ----------          ----------
          Weighted average shares for
             diluted ................          12,030,000          11,728,000          11,742,000          11,600,000
                                               ==========          ==========          ==========          ==========

                                BROOKTROUT, INC.
   Notes to Unaudited Condensed Consolidated Financial Statements (Continued)


4.   Inventory

     Inventory is carried at the lower of cost (first-in, first-out basis) or market and consisted of the following:

                                                September 30,         December 31,
                                                    2000                  1999
                                                -------------         ------------

         Raw materials ................          $12,590,000          $ 7,254,000
         Work in process...............            1,631,000            1,658,000
         Finished goods ...............           15,254,000            5,290,000
                                                 -----------          -----------
              Total ...................          $29,475,000          $14,202,000
                                                 ===========          ===========

     Finished goods inventory includes approximately $4,500,000 of Interspeed product inventory being held under consignment-type arrangements.

5.   Cash Flow Information

     Cash equivalents include highly liquid securities with remaining maturities of three months or less at the time of purchase.

     Supplemental disclosure of cash flow information:

                                                                 Nine Months Ended
                                                          September 30,       September 30,
                                                              2000                1999
                                                          -------------       -------------

         Cash paid for interest ..................                  --          $    4,000
         Cash paid for income taxes...............          $8,192,000          $1,998,000


6.   Major Customers

     One customer accounted for approximately 24% of revenue for the three months ended September 30, 2000, however no customer represented greater than 10% of revenues for the three months ended September 30, 1999. Additionally, the same customer represented 19% and 13% of revenue for the nine months ended September 30, 2000 and 1999, respectively.

                                BROOKTROUT, INC.
   Notes to Unaudited Condensed Consolidated Financial Statements (Continued)


7.   Marketable Securities

     Marketable securities are classified as available-for-sale and are carried at fair market value using current market quotes. Unrealized gains or losses are included in comprehensive income (loss). Marketable securities consist of U.S. government notes and bonds, commercial paper, and certificates of deposit.

8.   Income Taxes

     The Company's tax provision in 2000 is based on the estimated effective tax rate for the full year. The effective tax rate is greater than the statutory tax rates due to the non-deductible Interspeed operating loss. Excluding the impact of the Interspeed operating loss, the Company's effective tax rate would have been 35% in 2000.

9.   International Sales

     International sales, principally exports from the United States, accounted for approximately 18% and 27% of revenue for the three months ended September 30, 2000 and 1999, respectively, and 18% and 25% of revenue for the nine months ended September 30, 2000 and 1999, respectively.

10.  Concentration of Credit Risk

     The Company sells its products to various customers in several industries. The Company generally requires no collateral; however, to reduce credit risk, the Company performs ongoing credit evaluations of its customers and maintains allowances for potential credit losses. At September 30, 2000, approximately 29% of the Company's accounts receivable were from one customer.

11.  Warrants

     In consideration for entering into certain long-term reseller agreements, Interspeed granted to certain customers vested warrants to purchase an aggregate of 55,000 shares of Interspeed's common stock at the market price of Interspeed's common stock on the dates the warrants were granted. The value of the warrants was calculated by applying the Black-Scholes option pricing model using the fair market value of Interspeed's common stock on the date the agreements were executed. The value of the warrants has been charged to expense as a component of non-cash compensation and warrants in the condensed consolidated statements of income (loss).

     Interspeed also granted to certain customers warrants to purchase up to an aggregate of 150,000 shares of Interspeed's common stock that vest in installments as the customers attain certain revenue milestones over the terms of the agreements. The exercise price of the warrants is the fair market value of Interspeed's common stock on the date that the warrants vest. Interspeed is accounting for these warrants as a sales discount. As revenue is recognized on sales to these customers, Interspeed is recording a sales discount based on the relationship of sales to date to the customer to the specified revenue milestone. The amount of the discount is being estimated by valuing the warrants using the Black-Scholes option pricing model. The

                            BROOKTROUT, INC. Notes to
       Unaudited Condensed Consolidated Financial Statements (Continued)


11.  Warrants (Continued)

     value of the warrants is being adjusted at the end of each quarter until the revenue levels are attained and the warrants vest.

12.  Loans to Officers

     The Board of Directors on March 3, 2000 approved, and the Company instituted, a loan program. Pursuant to this loan program, the Company loaned amounts to or on behalf of certain of the Company's executive officers (the "Loans"), in each case, to finance such executive officer's payment of the exercise price of one or more stock options to purchase shares of common stock granted to such officer under the Stock Incentive Plan.

In connection with each of the Loans, the borrower executed a Nonrecourse Promissory Note and Security Agreement (the "Promissory Note"). The Promissory Note does not bear interest and becomes due and payable in full no later than the expiration of the remaining term of the option. The Promissory Note provides for automatic repayment upon the sale of the common stock that is the subject of a Loan or within 90 days following the termination of the executive officer's employment with the Company. Pursuant to the Promissory Note, the shares of the common stock that are the subject of a Loan serve as collateral (the "Collateral Stock") for the Promissory Note until such time as the Promissory Note has been paid in full. Loans made by the Company are non-recourse against the borrower, and consequently, for satisfaction of the Loans, the Company's recourse is limited to the Collateral Stock. As a result of this program, Loans to officers totaling $11,844,000 are reflected in the shareholders' equity section of the condensed consolidated balance sheets.

13.  Deconsolidation of Beacon Networks

     During the first quarter of 2000, the Company owned 100% of Beacon Networks and accounted for its investment under the consolidation method. Through subsequent issuance of Beacon Networks shares in an equity financing on June 29, 2000, the Company's ownership percentage in Beacon Networks was reduced to below 50%. Accordingly, the Company accounts for its remaining investment under the equity method of accounting beginning in the second quarter of 2000. The operating loss of approximately $540,000 generated by Beacon Networks in the first quarter of 2000 is included in the Company's consolidated operating results. The Company's share of the Beacon Networks net loss for the second and third quarters of 2000 has been reported as "Equity in loss of affiliate" in the condensed consolidated statements of income (loss).

14.  Segment Reporting

     The Company is organized and reports the results of its operations in the following three business segments: Brooktrout Technology, Brooktrout Software, and Interspeed. These segments are differentiated based upon the products and services provided to the marketplace, the customers served,

                                BROOKTROUT, INC.
   Notes to Unaudited Condensed Consolidated Financial Statements (Continued)


14.  Segment Reporting (Continued)

and the distribution channels utilized. Brooktrout Technology provides enabling technologies for customers to deliver voice, fax, and data solutions for the electronic communications market. Brooktrout Software provides specialized e-Business software and services that enable companies to connect traditional telephone commerce systems with web-based commerce systems. Interspeed develops single system, high-speed Internet access solutions for telephone companies and Internet Service Providers. The Company evaluates performance and allocates resources based on revenue, gross margin, and income or loss from operations of the segments.

                                                        Three Months Ended                     Nine Months Ended
                                                           September 30,                         September 30,
                                                 --------------------------------      --------------------------------

                                                 --------------------------------      --------------------------------

                                                      2000               1999              2000                1999
                                                      ----               ----              ----                ----
Revenue:

Brooktrout Technology                            $  38,682,000      $  31,520,000      $ 109,177,000      $  92,772,000
Brooktrout Software                                  2,590,000          2,249,000          7,845,000          5,729,000
Interspeed                                           1,149,000            637,000          3,169,000          1,914,000
                                                 -------------      -------------      -------------      -------------
Consolidated revenue                                42,421,000         34,406,000        120,191,000        100,415,000
                                                 =============      =============      =============      =============


Gross margin:

Brooktrout Technology                               24,290,000         20,211,000         68,898,000         57,662,000
Brooktrout Software                                  1,239,000          1,251,000          4,095,000          3,152,000
Interspeed                                          (2,539,000)            98,000         (2,245,000)           585,000
                                                 -------------      -------------      -------------      -------------
Consolidated gross margin                           22,990,000         21,560,000         70,748,000         61,399,000
                                                 =============      =============      =============      =============


Income (loss) from operations:

Brooktrout Technology (1)                            6,400,000          6,401,000         20,063,000         16,964,000
Brooktrout Software                                 (2,147,000)          (857,000)        (4,406,000)        (2,977,000)
Interspeed                                          (8,449,000)        (3,399,000)       (18,217,000)        (8,850,000)
                                                 -------------      -------------      -------------      -------------

Consolidated income (loss) from operations          (4,196,000)         2,145,000         (2,560,000)         5,137,000

Other income (expense)(2)                              (72,000)        15,554,000            (76,000)        15,749,000
                                                 -------------      -------------      -------------      -------------

Consolidated income (loss) before income tax
    provision                                    $  (4,268,000)     $  17,699,000      $  (2,636,000)     $  20,886,000
                                                 =============      =============      =============      =============

                                BROOKTROUT, INC.
   Notes to Unaudited Condensed Consolidated Financial Statements (Continued)


14.  Segment Reporting (Continued)

  (1) Included in the Brooktrout Technology results for the nine months ended September 30, 2000 is approximately $540,000 of operating losses related to Beacon Networks. For the second and third quarters ended September 30, 2000, Beacon Networks' results are reflected in other income (expense). (See Note 13.)

  (2) Included in other income (expense) for the three and nine months ended September 30, 1999 is a gain of $15,485,000 reflecting a gain of $16,140,000, net of offering related costs, on the sale of 1.5 million shares of Interspeed common stock by the Company in Interspeed's initial public offering less $655,000, representing the book value of a separate investment that was written off during the same period.


                                                         Three Months Ended                       Nine Months Ended
                                                            September 30,                           September 30,
                                                    -------------------------------         ------------------------------

                                                    -------------------------------         ------------------------------

                                                       2000                1999                2000                1999
                                                       ----                ----                ----                ----

Depreciation and amortization expense:

Brooktrout Technology                               $1,301,000          $1,269,000          $3,733,000          $3,555,000
Brooktrout Software                                     70,000             119,000             272,000             371,000
Interspeed                                             168,000             114,000             641,000             268,000
                                                    ----------          ----------          ----------          ----------

Consolidated depreciation and amortization
    expense                                         $1,539,000          $1,502,000          $4,646,000          $4,194,000
                                                    ==========          ==========          ==========          ==========


15.  Purchase of In-Process Research and Development

     On September 29, 2000, the Company acquired rights to certain in-process technology that, upon completion, is intended to result in a single CompactPCI
(CPCI) circuit board that will provide an STS-1 interface that is capable of handling 28 T1 links (672 voice channels) and echo cancellation.

     The Company recorded a one-time charge of $2,550,000 ($1,658,000 net of tax benefits) in the third quarter of 2000 for the purchased research and development rights in the STS-1 project, which has not yet reached technological feasibility, has no alternative future use, and for which successful development is uncertain. As of September 30, 2000, the Company estimates the cost to complete the project is approximately $2,000,000.

                                BROOKTROUT, INC.
   Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

15.  Purchase of In-Process Research and Development (Continued)

     The valuation of the rights in the acquired in-process technology was based on an independent third-party appraiser's estimates of the after-tax net cash flows and gives explicit consideration to the Securities and Exchange Commission's views on purchased in-process technology, as set forth in its September 9, 1998 letter to the American Institute of Certified Public Accountants. Specifically, the valuation gave consideration to the status of the technology's development as of the transaction date, and only the cash flow associated with said in-process development for one generation of the anticipated products.

16.  Subsequent Events

     On October 9, 2000, the Company announced it would put in place a $2,500,000 revolving line of credit for Interspeed, a majority owned subsidiary. Borrowing on this line of credit will bear interest at the Silicon Valley Bank prime rate per annum. The revolving line of credit will be for a six month period from the date of closing and will be subject to a first security interest in all tangible and intangible assets of Interspeed. As of November 13, 2000, $578,000 has been advanced to Interspeed pursuant to promissory notes, which will be incorporated into the revolving credit facility, and is outstanding.

     In October 2000, several shareholder class action complaints were filed in the United States District Court for the District of Massachusetts by certain shareholders of Interspeed and of the Company. The complaints name, among others, the Company and certain of its current and former officers and directors as defendants. The lawsuits were filed after Interspeed's October 6, 2000 announcement that it would be restating its unaudited financial results for certain prior quarters of its fiscal year 2000. The complaints include allegations that the Company or certain of its officers and directors participated in and approved the issuance of the financial statements of Interspeed, that defendants are "controlling persons" of Interspeed, and that the defendants made false or misleading statements regarding the Company's own consolidated financial results. The plaintiffs are seeking unspecified damages. The Company is defending these actions vigorously.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995

     This document contains certain statements that are "forward-looking statements" as that term is defined under the Private Securities Litigation Reform Act of 1995 and releases issued by the Securities and Exchange Commission. The words "believe," "expect," "anticipate," "intend," "estimate," and other expressions, which are predictions of or indicate future events and trends and that do not relate to historical matters, identify forward-looking statements. You should not rely on forward-looking statements because they involve known and unknown risks, uncertainties and other factors, some of which are beyond the control of the Company, which may cause the actual results, performance or achievements of the Company to differ materially from anticipated future results, performance or achievements expressed or implied by such forward-looking statements. These forward-looking statements were based on information, plans, and estimates at the date of this document and the Company undertakes no obligation to update any forward-looking statement, whether as a result of new information, future events or otherwise.

     The future operating results and performance trends of the Company may be affected by a number of factors, including, without limitation, risks related to the following: (i) market growth, market acceptance of the Company's products and product demand; (ii) rapid changes in technology; (iii) the impact of competition; (iv) the uncertainties associated with recently filed shareholder litigation; and (v) the impact, if any, of Interspeed's financial condition and prospects on the Company and the price of the Company's common stock. In addition to the foregoing, the Company's actual future results could differ materially from those projected in the forward-looking statements as a result of the risk factors set forth herein and in the Company's various filings with the Securities and Exchange Commission and of changes in general economic conditions and changes in the assumptions used in making such forward-looking statements.

     The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements as of and for the three and nine months ended September 30, 2000, included in this quarterly report.

Introduction

     On October 6, 2000, Interspeed announced that its revenue for the quarter ended September 30, 2000 would fall short of analysts' expectations and that certain revenue may have been recognized incorrectly in prior quarters. Resulting changes in Interspeed's financial statements are included in amended quarterly reports to be filed by the Company and are reflected in the financial statements included in this report. In addition, Interspeed has recorded a significant inventory provision in the quarter ended September 30, 2000. These actions have significantly impacted the Company's consolidated financial statements for the quarter and the nine months ended September 30, 2000. On October 26, 2000, Interspeed announced that it was exploring strategic alternatives to maximize shareholder value. If Interspeed is unable to sell itself, secure additional sources of financing, or achieve positive cash flow from operations, Interspeed may be required to significantly curtail operations. As a result of these and related developments, including the shareholder class action complaints that have been filed against the

Company and the Company's provision of a line of credit to Interspeed, disclosed elsewhere in this report, the impact of Interspeed's financial condition and prospects on the Company's future financial condition and results of operations is highly uncertain.

Three Months Ended September 30, 2000 and 1999

     Revenue during the three months ended September 30, 2000 increased by approximately 23% to $42,421,000, up from $34,406,000 during the three months ended September 30, 1999. The majority of the growth was generated by the Company's Brooktrout Technology segment, in particular by sales of products for the New Network, including the TrxStream product line and the switching and access product line. These increases in revenue were partially offset by a decline in voice mail systems sold for Today's Network use and a reduction in revenue from enterprise messaging upgrade projects.

     Cost of product sold was $19,431,000, or 46% of revenue, during the three months ended September 30, 2000, compared to $12,846,000, or 37% of revenue, for the same period in 1999. Gross profit percentage was approximately 54% and 63% for the three months ended September 30, 2000 and 1999, respectively. The significant decrease in gross profit percentage was due to an inventory provision of approximately $3,000,000 recorded by Interspeed in the quarter ended September 30, 2000.

     Research and development expense was $9,127,000, or 22% of revenue, compared with $7,507,000, or 22% of revenue, for the three months ended September 30, 2000 and 1999, respectively. The dollar increase is primarily attributable to increased product development at Brooktrout Technology combined with further development of the digital subscriber line ("DSL") products at Interspeed. The Company's continuing development efforts are focused on its switching and access products that allow customers to create the infrastructure to support the New Network, messaging products that allow integration of voice, fax and e-mail into one location, IP Telephony products and e-Business products.

     On September 29, 2000, the Company acquired rights to certain in-process technology that upon completion is intended to result in a single CompactPCI
(CPCI) circuit board that will provide an STS-1 interface that is capable of handling 28 T1 links (672 voice channels) and echo cancellation. The Company recorded a one-time charge of $2,550,000 in the third quarter of 2000 for the purchased research and development rights in the STS-1 project, which has not yet reached technological feasibility, has no alternative future use, and for which successful development is uncertain.

     Selling, general and administrative expense was $15,261,000 or 36% of revenue for the three months ended September 30, 2000, compared with $11,507,000 or 33% or revenue for the same period in 1999. The primary reason for the increase was expanded selling and marketing initiatives and additional accounts receivable reserve provisions recorded by Interspeed. To a lesser degree, there were also increases in staffing and marketing initiatives at the Brooktrout Technology and Brooktrout Software segments.

     For the three months ended September 30, 2000 and 1999, the Company recorded charges of $248,000 and $401,000, respectively, representing non-cash expenses of Interspeed as a result of stock option grants to employees.

\

     During the first quarter of 2000, the Company owned 100% of Beacon Networks and accounted for its investment under the consolidation method. Through a subsequent issuance of Beacon Networks shares in an equity financing on June 29, 2000, the Company's ownership percentage in Beacon Networks was reduced to below 50%. Accordingly, the Company accounts for its remaining investment under the equity method of accounting beginning in the second quarter of 2000. The operating loss of approximately $540,000 generated by Beacon Networks in the first quarter of 2000 is included in the Company's consolidated operating results. The Company's share of the Beacon Networks net loss for the second and third quarters of 2000 has been reported as "Equity in loss of affiliate" in the condensed consolidated statements of income (loss), which amount was $594,000 for the three months ended September 30, 2000.

     For the three months ended September 30, 2000, interest and other income was $522,000, compared with $69,000 for the same period in 1999, reflecting higher cash balances available for investment as a result of the sale of Interspeed common stock in the fourth quarter of 1999.

     During the quarter ended September 30, 1999, the Company recorded a gain of $15,485,000 reflecting a gain of $16,100,000, net of offering related costs, on the sale of 1.5 million shares of Interspeed common stock by the Company in Interspeed's initial public offering ("IPO"), less $655,000, representing the book value of a separate investment that was written off during the same period.

     The Company's tax provision in 2000 is based on the estimated effective tax rate for the full year. Excluding the impact of the Interspeed operating loss, the Company's effective tax rate would have been 35% in 2000. Excluding the permanent difference associated with the non-cash compensation charge at Interspeed, the effective tax rate would have been 34% in 1999.

     Minority interest in loss of subsidiary was $3,759,000 for the three months ended September 30, 2000, compared to $272,000 for the same period in 1999, which represents the minority shareholders' portion of the losses of Interspeed.

Nine Months Ended September 30, 2000 and 1999

     Revenue during the nine months ended September 30, 2000 increased by approximately 20% to $120,191,000, up from $100,415,000 during the nine months ended September 30, 1999. The majority of the growth was generated by the Company's Brooktrout Technology segment, in particular by sales of products for the New Network, including the TrxStream product line and the switching and access product line. These increases in revenue were partially offset by a decline in voice mail systems sold for the Today's Network use, which in the nine months ended September 30, 2000 only accounted for 1% of total sales compared to 10% of total sales for the same period in 1999.

     Cost of product sold was $49,443,000, or 41% of revenue, during the nine months ended September 30, 2000, compared to $39,016,000, or 39% of revenue, for the same period in 1999. Gross profit percentage was approximately 59% and 61% for the nine months ended September 30, 2000 and 1999, respectively. The decrease in gross profit percentage was due to a change in the mix of products sold and an inventory provision of approximately $3,000,000 recorded by Interspeed in the quarter ended September 30, 2000.

     Research and development expense was $26,033,000, or 22% of revenue, compared with $20,821,000, or 21% of revenue, for the nine months ended September 30, 2000 and 1999, respectively. The dollar increase is primarily attributable to increased product development at Brooktrout Technology combined with further development of the DSL products at Interspeed. The Company's continuing development efforts are focused on its switching and access products that allow customers to create the infrastructure to support the New Network, messaging products that allow integration of voice, fax and e-mail into one location, IP Telephony products and e-Business products.

     On September 29, 2000, the Company acquired rights to certain in-process technology that upon completion is intended to result in a single CompactPCI
(CPCI) circuit board that will provide an STS-1 interface that is capable of handling 28 T1 links (672 voice channels) and echo cancellation. The Company recorded a one-time charge of $2,550,000 in the third quarter of 2000 for the purchased research and development rights in the STS-1 project, which has not yet reached technological feasibility, has no alternative future use, and for which successful development is uncertain.

     Selling, general and administrative expense was $43,058,000, or 36% of revenue, during the nine months ended September 30, 2000, compared with $33,128,000, or 33% or revenue, during the same period in 1999. The increases were generated primarily by increased staffing and marketing initiatives at Interspeed, and to a lesser extent, increases at the Brooktrout Technology and Brooktrout Software segments.

     For the nine months ended September 30, 2000 and 1999, the Company recorded charges of $1,667,000 and $2,313,000, respectively, representing non-cash expenses of Interspeed as a result of stock option grants to employees and warrant grants to customers.

     During the first quarter of 2000, the Company owned 100% of Beacon Networks and accounted for its investment under the consolidation method. Through subsequent issuance of Beacon Networks shares in an equity financing on June 29, 2000, the Company's ownership percentage in Beacon Networks was reduced to below 50%. Accordingly, the Company accounts for its remaining investment under the equity method of accounting beginning in the second quarter of 2000. The operating loss of approximately $540,000 generated by Beacon Networks in the first quarter of 2000 is included in the Company's consolidated operating results. The Company's share of the Beacon Networks net loss for the second and third quarters of 2000 has been reported as "Equity in loss of affiliate" in the condensed consolidated statements of income (loss), which amount was $1,994,000 for the nine months ended September 30, 2000.

     For the nine months ended September 30, 2000, interest and other income was $1,918,000, compared with $264,000 for the same period in 1999 reflecting higher cash balances available for investment as a result of the sale of Interspeed common stock in the fourth quarter of 1999.

     During the quarter ended September 30, 1999, the Company recorded a gain of $15,485,000 reflecting a gain of $16,100,000, net of offering related costs, on the sale of 1.5 million shares of Interspeed common stock by the Company in Interspeed's IPO, less $655,000, representing the book value of a separate investment that was written off during the same period.

     The Company's tax provision in 2000 is based on the estimated effective tax rate for the full year. Excluding the impact of the Interspeed operating loss, the Company's effective tax rate would have been 35% in 2000. Excluding the permanent difference associated with the non-cash compensation charge at Interspeed, the effective tax rate would have been 34% in 1999.

     Minority interest in loss of subsidiary was $7,945,000 for the nine months ended September 30, 2000, compared to $272,000 for the same period in 1999, which represents the minority shareholders' portion of the losses of Interspeed.

Liquidity and Capital Resources

     For the nine months ended September 30, 2000, the Company funded its Brooktrout Technology and Brooktrout Software operations principally through operating revenues of these segments. Interspeed's operations were funded primarily through application of the proceeds of Interspeed's IPO in September 1999. Cash used in operating activities for the nine months ended September 30, 2000 was $13,539,000 and was primarily the result of increases in Brooktrout Technology inventory and Interspeed's operating losses. Interspeed's cash balance at September 30, 2000 was approximately $612,000. The Company's working capital decreased to $60,900,000 at September 30, 2000 from $65,100,000 at December 31, 1999, primarily due to increases in accounts payable and other current liabilities.

     On June 29, 2000, Beacon Networks completed an equity financing transaction in which the Company and outside investors purchased Beacon Networks Series A Preferred Stock. The Company invested approximately $2,500,000 in this financing and is no longer the controlling shareholder of Beacon Networks.

     During the nine months ended September 30, 2000, the Company made no purchases of its common stock under its stock repurchase program. The Company's current authorization under its stock repurchase program expired on September 30, 2000.

     In August 2000, the Company renewed its working capital line of credit. Under the renewed line of credit, the Company may borrow up to $10,000,000 on an unsecured basis, all of which may be used for issuance of letters of credit, subject to compliance with certain covenants. Any amounts borrowed under the line would be subject to interest at the lender's prime rate. At September 30, 2000 there were no commitments outstanding on letters of credit and no borrowings have been made during any period presented.

     During the first nine months of 2000, the Company invested approximately $4,400,000 in capital equipment. A substantial portion of this was related to the expansion of the Company's facilities. In addition, the Company invested approximately $2,000,000 in purchased software to support New Network applications. The Company currently has no material commitments for additional capital expenditures.

     During the first nine months of 2000, the Company generated approximately $4,767,000 from the sale of common stock as a result of employee stock option purchases.

     The Company anticipates that cash flows from operations from Brooktrout Technology, together with current cash and marketable securities balances and funds available under the Company's line of credit, will be sufficient to meet the Company's working capital and capital equipment expenditure requirements for the foreseeable future. As discussed in the notes to the unaudited condensed consolidated financial statements, the Company will provide up to $2,500,000 to Interspeed for use in funding Interspeed's continued operations. Also as discussed in the notes to the unaudited condensed consolidated financial statements, several shareholder class action complaints have been filed against the Company. The Company cannot reasonably estimate the impact that these actions will have on its liquidity and capital resources.

Recent Accounting Pronouncements

     In June of 1998, the Financial Accounting Standards Board released Statement of Financial Accounting Standards (SFAS) No. 133,"Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133, as amended, establishes new standards of accounting and reporting for derivative instruments and hedging activities and will be effective for the Company in 2001. Management is currently evaluating the effect of adopting SFAS No. 133 on the condensed consolidated financial statements.

In December 1999, the Securities and Exchange Commission released Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements." SAB No. 101 summarizes certain of the Securities and Exchange Commission's views in applying generally accepted accounting principles to revenue recognition in financial statements and will be effective for the Company in the fourth quarter of 2000. Management does not believe that SAB No. 101 will have a material impact on the condensed consolidated financial statements.

                                  RISK FACTORS

THE COMPANY'S OPERATING RESULTS ARE LIKELY TO FLUCTUATE SIGNIFICANTLY AND CAUSE THE COMPANY'S STOCK PRICE TO BE VOLATILE, WHICH COULD CAUSE THE VALUE OF YOUR INVESTMENT TO DECLINE.

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

-    changes in costs of components that the Company includes in its products;
     and

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

     The market for telecommunications equipment is highly competitive. If the Company is unable to differentiate its products from existing and future offerings of its competitors, and, thereby, effectively compete in the market for telecommunications equipment, the Company's results of operations could be materially adversely affected. Many of the Company's current and potential competitors have significantly greater selling and marketing, technical, manufacturing, financial, and other resources. Moreover, the Company's competitors may have greater access to components necessary to manufacture their products. The strength and capabilities of the Company's competitors may be increased as a result of the trend toward consolidation in the telecommunications market. Capitalizing on and maintaining the Company's technological advantage will require a continued high level of investment in research and development, marketing and customer service and support. Due to the rapidly evolving markets in which the Company competes, additional competitors with significant market presence and financial resources may enter those markets, thereby further intensifying competition. The Company may not have sufficient resources to continue to make the investments or achieve the technological advances necessary to compete successfully with existing competitors or new entrants.

INTERNAL DEVELOPMENT EFFORTS BY THE COMPANY'S CUSTOMERS MAY ADVERSELY AFFECT DEMAND FOR ITS PRODUCTS.

     Many of the Company's customers, including the large Original Equipment Manufacturers ("OEMs") on which the Company focuses a significant portion of its sales and marketing efforts, have the technical and financial ability to design and produce components replicating or improving on the functionality of most of the Company's products. These customers often consider in-house development of technologies and products as an alternative to doing business with the Company. For example, during 1999, Lucent designed a product that will replace the Merlin Legend Mail and Partner Mail products manufactured by the Company. As a result, future sales of these products will be limited to field replacement units and repairs. The Company cannot assure that its existing customers or potential customers will do business with the Company, rather than attempting to develop similar technology and products internally or obtaining them through acquisition. The Company cannot be certain that it will be able to find customers to replace the revenues lost as a result of customers developing technologies or products in-house. Any such occurrence could have a material adverse effect on the Company's business, financial condition or results of operations.

UNLESS THE COMPANY IS ABLE TO KEEP PACE WITH THE EVOLUTION OF THE
TELECOMMUNICATIONS HARDWARE AND SOFTWARE MARKET, THE COMPANY'S BUSINESS MAY BE ADVERSELY IMPACTED.

     The telecommunications hardware and software market is characterized by:

-    rapid technological advances:

-    evolving industry standards;

-    changes in customer requirements;

-    frequent new product introductions;

-    intense competition; and

-    evolving offerings by telecommunications service providers.

     The Company believes that its future success will depend, in part, on its ability to offer products that address the sophisticated and varied needs of its current and prospective customers and to respond to technological advances and evolving industry standards on a timely and cost-effective basis. The Company intends to continue to invest significantly in product and technology development. The development of new or enhanced products is a complex and uncertain process. The Company may experience design, manufacturing, marketing and other difficulties that could delay or prevent its development, introduction or marketing of new products and enhancements. The Company may also not be able to incorporate new technologies on a cost-effective or timely basis. This may result in unexpected expenses. The introduction of new or enhanced products also requires that the Company manage the transition from older products so as to minimize the disruption to customers and ensure that adequate supplies of new products can be delivered to meet anticipated customer demand. The Company's inability to develop on a timely basis new products or enhancements to existing products, or the failure of such new products or enhancements to achieve market acceptance, could have a material adverse effect on the Company's business, financial condition and results of operations.

THE COMPANY'S DEPENDENCE ON SOLE AND SINGLE SOURCE SUPPLIERS AND INDEPENDENT MANUFACTURERS EXPOSES IT TO SUPPLY INTERRUPTIONS THAT COULD RESULT IN PRODUCT DELIVERY DELAYS.

     Although the Company generally uses standard parts and components for its products, some key components are purchased from sole or single source vendors for which alternative sources are not currently available or are difficult to obtain. The Company's inability to obtain sufficient quantities of these components may result in future delays or reductions in product shipments that could materially adversely affect its business, financial condition and results of operations. The Company currently purchases proprietary components from a number of suppliers for which there are no direct substitutes. These components could be replaced with alternatives from other suppliers, but that could involve redesign of the Company's products. If such redesign was required, the Company would incur considerable delay and expenses. The Company currently enters into purchase orders with its suppliers for materials based on forecasts of need, but has no guaranteed supply arrangements with these suppliers.

     In addition, the Company currently uses a number of independent manufacturers to manufacture printed circuit boards, chassis and subassemblies in accordance with the Company's design and specification. The Company's reliance on independent manufacturers involves a number of risks, including the potential for inadequate capacity, unavailability of, or interruptions in access to, process technologies, and reduced control over delivery schedules, manufacturing yields and costs. If the Company's manufacturers are unable or unwilling to continue manufacturing its components in required quantities or to the Company's quality expectations, the Company will have to transfer manufacturing to acceptable alternative manufacturers that it has identified, which could result in significant delays in shipment of products to customers. Moreover, the manufacture of these components is extremely complex, and the Company's reliance on the suppliers of these components exposes it to potential production difficulties and quality variations, which could negatively impact the cost and timely delivery of its products. The Company currently enters into purchase orders with independent manufacturers of materials based on forecasts of need, but has no guaranteed arrangements with these manufacturers. Any significant interruption in the supply, or degradation in the quality, of any component would have a material adverse effect on the Company's business, financial condition and results of operations.

RELIANCE ON A SMALL NUMBER OF CUSTOMERS.

     The Company has historically derived the majority of its revenues from a small number of customers, most of who are significantly larger companies. The Company's failure to generate as much revenue as expected from these customers or the failure of these customers to purchase the Company's products would seriously harm the Company's business. Accordingly, present and future customers may terminate their purchasing arrangements with the Company, significantly reduce or delay their orders or seek to renegotiate their agreements on terms less favorable to the Company. Furthermore, in any future negotiations, the Company may be subject to the perceived or actual leverage the customers may have given their relative size and importance to the Company. Any termination, change, reduction or delay in orders could seriously harm the Company's business, financial condition and results of operations. Accordingly, unless and until the Company can diversify and expand its customer base, the Company's future success will significantly depend upon the timing and size of future purchases by the Company's largest customers and the financial and operational success of these customers.

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

DEFECTS IN THE COMPANY'S PRODUCTS OR PROBLEMS ARISING FROM THE USE OF ITS PRODUCTS MAY SERIOUSLY HARM ITS BUSINESS AND REPUTATION.

     Products as complex as the Company's may contain known and undetected errors or performance problems. Defects are frequently found during the period immediately following introduction and initial implementation of new products or enhancements to existing products. Although the Company attempts to resolve all errors that it believes would be considered serious by its customers before implementation, the Company's products may not be error-free. The Company also provides warranties against defects in materials and workmanship on its products that range, depending on the product, generally from twelve months to five years. However, errors or performance problems could result in lost revenues or customer relationships and could be detrimental to the Company's business and reputation generally. Additionally, reduced market acceptance of the Company's services due to errors or defects in its technology would harm its business by reducing its revenues and damaging its reputation. In addition, the Company's customers generally use its products together with their own products and products from other vendors. As a result, when problems occur, it may be difficult to identify the source of the problem. These problems may cause the Company to incur significant warranty and repair costs, divert the attention of its engineering personnel from the Company's product development efforts and cause significant customer relations problems. To date, defects in the Company's products or those of other vendors' products with which its products are used by its customers have not had a material adverse effect on its business. However, the Company cannot be certain that a material adverse effect will not occur in the future.

CHANGES TO REGULATIONS AFFECTING THE TELECOMMUNICATIONS OR INTERNET INDUSTRIES COULD REDUCE DEMAND FOR THE COMPANY'S PRODUCTS OR INCREASE ITS COSTS.

     Laws and regulations governing telecommunications, electronic commerce and the Internet are beginning to emerge, but remain largely unsettled, even in the areas where there has been some legislative action. Regulation may focus on, among other things, assessing access or settlement charges, or imposing tariffs or regulations based on the characteristics and quality of products and services, either of which could restrict the Company's business or increase its cost of doing business. Any changes to existing laws or the adoption of new regulations by federal or state regulatory authorities or any legal challenges to existing laws or regulations relating to the telecommunications industry could materially adversely affect the market for the Company's products. Moreover, the Company's VARs or other customers may require, or the Company may otherwise deem it necessary or advisable, that the Company alter its products to address actual or anticipated changes in the regulatory environment. The Company's inability to alter its products or address any regulatory changes could have a material adverse effect on its business, financial condition or results of operations.

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

INTELLECTUAL PROPERTY CLAIMS AGAINST THE COMPANY CAN BE COSTLY AND NEGATIVELY IMPACT THE COMPANY'S BUSINESS.

     In the telecommunications business, there is frequent litigation based on allegations of patent infringement. As the number of entrants in the Company's market increases and the functionality of its products is enhanced and overlaps with the products of other companies, the Company may become subject to claims of infringement or misappropriation of the intellectual property rights of others. As a result, from time to time, third parties may claim exclusive patent or other intellectual property rights to technologies that the Company uses. In April 2000, the Company entered into a settlement agreement in connection with such litigation. Although the Company believes that its proprietary rights do not infringe on the intellectual property of others, any claims asserting that the Company's products infringe or may infringe proprietary rights of third parties, if determined adversely to the Company, could have a material adverse effect on its business, financial condition or results of operations. Any claims, with or without merit, could be time-consuming, result in costly litigation, divert the efforts of the Company's engineering and management personnel, cause delays in product shipments or require the Company to enter into royalty or licensing agreements, any of which could have a material adverse affect upon the Company's operating results. If any legal action claiming patent infringement is commenced against it, the Company cannot assure you that it would prevail in such litigation given the complex technical issues and inherent uncertainties in patent litigation. In addition, the Company may be required to obtain a license or royalty agreement under the intellectual property rights of those parties claiming the infringement. In the event a claim against the Company was successful, and it could not obtain a license on acceptable terms or license a substitute technology or redesign to avoid infringement, the Company may be unable to market its affected products. This could have a material adverse effect on the Company's business, financial condition and results of operations.

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

IF THE COMPANY IS UNABLE TO ATTRACT OR RETAIN KEY PERSONNEL, IT MAY BE UNABLE TO SUCCESSFULLY OPERATE ITS BUSINESS.

         The Company's success depends on a large part upon the continued contributions of its key management, sales and marketing, and engineering personnel, many of who perform important functions and would be difficult to replace. The Company does not have employment contracts with its key personnel. In addition, in order to grow its business, the Company must increase the number of engineering, sales, customer support and administrative personnel. There is intense competition in the

Company's industry for qualified personnel, and, at times, the Company has experienced difficulty in recruiting qualified personnel. The Company may not be able to attract and retain the necessary personnel to accomplish its business objectives, and it may experience constraints that will adversely affect its ability to satisfy customer demand in a timely fashion or to support its customers and operations. The Company's inability to hire qualified personnel on a timely basis, or to retain its key personnel, could materially adversely affect the Company's business, financial condition and results of operations.

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

THE COMPANY DERIVES A SIGNIFICANT PORTION OF ITS REVENUES FROM INTERNATIONAL SALES.

     The Company believes a material portion of its domestic sales results in the use of its products outside North America. Risks arising from the Company's international business include currency fluctuation, political instability in other countries, the imposition of trade and tariff regulations by foreign governments and the difficulties in managing operations across disparate geographic areas. In addition, most countries require technical approvals from their telecommunications regulatory agencies for products that operate in conjunction with the telephone system. Obtaining these approvals is generally a prerequisite for sales in a given jurisdiction. Obtaining requisite approvals may require from two months to a year or more depending on the product and the jurisdiction. The Company cannot assure a shareholder that it will not encounter delays in obtaining approval in a foreign jurisdiction. These or other factors may limit the Company's ability to sell its products and services in other countries, which could have a material adverse effect on the Company's business, financial condition and results of operations.

INTERSPEED'S FINANCIAL CONDITION AND PROSPECTS MAY HAVE AN ADVERSE IMPACT ON THE COMPANY'S FINANCIAL CONDITION AND THE PRICE OF THE COMPANY'S COMMON STOCK.

     On October 6, 2000, Interspeed announced that its revenue for the quarter ended September 30, 2000 would fall short of analysts' expectations and that certain revenue may have been recognized incorrectly in prior quarters. In addition, Interspeed has recorded a significant inventory provision in the quarter ended September 30, 2000. These actions have significantly impacted the Company's consolidated financial statements for the quarter and the nine months ended September 30, 2000. Additionally, on October 26, 2000, Interspeed announced that it was exploring strategic alternatives to maximize shareholder value. If Interspeed is unable to sell itself, secure additional sources of financing, or achieve positive cash flow from operations, Interspeed may be required to significantly curtail operations. As a result of these and related developments, including the shareholder class action complaints that have been filed against the Company and the Company's provision of a line of credit to Interspeed, Interspeed's financial condition and prospects could have a material adverse impact on the Company's future financial condition or results of operations.

THE OUTCOME OF THE RECENTLY FILED SHAREHOLDER CLASS ACTIONS IS UNCERTAIN AND MAY BE EXPENSIVE TO DEFEND AND MAY SIGNIFICANTLY DIVERT MANAGEMENT'S TIME AND ATTENTION.

     In October 2000, several shareholder class action complaints were filed by certain shareholders of Interspeed and the Company naming, among others, the Company and certain of its current and former officers and directors as defendants. The lawsuits were filed after Interspeed's October 6, 2000 announcement that it would be restating its unaudited financial results for certain prior quarters of its fiscal year 2000. The plaintiffs are seeking unspecified damages. The Company cannot provide any assurances as to the outcome of this securities litigation. The cost of defending any litigation or other proceeding, even if resolved in the Company's favor, could be substantial. Such litigation could also substantially divert management's attention and the Company's resources in general. Uncertainties resulting from the initiation and continuation of this litigation or other proceedings could harm the Company's ability to compete in the marketplace and could contribute to the volatility of the Company's stock price. Any conclusion of this litigation in a manner adverse to the Company may have a material adverse effect on the Company's business, financial condition, and results of operations.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

     Market risk is the potential change in a financial instrument's value caused by fluctuations in interest and currency exchange rates and equity and commodity prices. Our operating activities expose us to many risks that are continually monitored, evaluated, and managed. Proper management of these risks helps reduce the likelihood of earnings volatility. The Company's exposure to market risk from changes in foreign currency, exchange rates, interest rates, and equity prices has not changed materially from its exposure at December 31, 1999.

Part II. OTHER INFORMATION

     Item 6. Exhibits and Reports on Form 8-K

        (a) Exhibits


               10.1 $286,000 Principal Amount Promissory Note of Interspeed,
                    Inc., dated October 26, 2000.

               10.2 $292,000 Principal Amount Promissory Note of Interspeed,
                    Inc., dated November 10, 2000.

               27   Financial Data Schedule.

        (b) Reports on Form 8-K

               No reports on Form 8-K were filed during the quarterly period ended September 30, 2000.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        BROOKTROUT, INC.


Date: November 14, 2000                 By: /s/ Eric R. Giler
                                           -----------------------------
                                           Eric R. Giler
                                           President
                                           (Principal Executive Officer)


Date: November 14, 2000                 By: /s/ Robert C. Leahy
                                           -----------------------------
                                           Robert C. Leahy
                                           Vice President of Finance and
                                           Operations and Treasurer
                                           (Principal Financial and
                                           Accounting Officer)

                                  EXHIBIT INDEX


Exhibit
Number                            Description of Exhibit
-------                           ----------------------

10.1     $286,000 Principal Amount Promissory Note of Interspeed, Inc., dated October 26, 2000.

10.2     $292,000 Principal Amount Promissory Note of Interspeed, Inc., dated November 10, 2000.

27       Financial Data Schedule.