Form 10-Q/A
period 2000-03-31
BROOKTROUT INC
filed 2000-11-16
CIK 754516

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
--------------------------------------------------------------------------------

                         AMENDMENT NO. 1 ON FORM 10-Q/A

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2000

/ / TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

                           Commission File No. 0-20698

                               BROOKTROUT, INC. .
             (Exact name of registrant as specified in its charter)

          Massachusetts                                      04-2814792
-------------------------------                  -------------------------------
(State or other jurisdiction of                  (I.R.S. employer identification
 incorporation or organization)                                number)

    250 First Avenue, Suite 300                              02494-2814
      Needham, Massachusetts                                 ----------
----------------------------------------                     (Zip code)
(Address of principal executive offices)

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

                                EXPLANATORY NOTE
     The Company hereby amends Part 1 of its quarterly report on Form 10-Q for the period ended March 31, 2000 to reflect the restatement of its Unaudited Condensed Consolidated Financial Statements as of and for the three-month period ended March 31, 2000 (see Note 14 to the Unaudited Condensed Consolidated Financial Statements).

                               Page 1 of 32 pages

                                BROOKTROUT, INC.
                         AMENDMENT NO. 1 ON FORM 10-Q/A

                      FOR THE QUARTER ENDED MARCH 31, 2000
                                TABLE OF CONTENTS

                                                                                   Page
                                                                                   ----

PART I         FINANCIAL INFORMATION

Item 1.        Condensed Consolidated Financial Statements

               Unaudited Condensed Consolidated Balance Sheets as of
               March 31, 2000 and December 31, 1999                                  3

               Unaudited Condensed Consolidated Statements of Income for
               the Three Months Ended March 31, 2000 and
               March 31, 1999                                                        4

               Unaudited Condensed Consolidated Statements of
               Comprehensive Income for the Three Months Ended
               March 31, 2000 and March 31, 1999                                     5

               Unaudited Condensed Consolidated Statements of Cash Flows
               for the Three Months Ended March 31, 2000 and March  31,
               1999                                                                  6

               Notes to Unaudited Condensed Consolidated Financial
               Statements                                                            7

Item 2.        Management's Discussion and Analysis of Financial
               Condition and Results of Operations Three Months Ended March 31,
               2000 and 1999                                                        15

               Liquidity and Capital Resources                                      17

PART II        OTHER INFORMATION

Item 1.        Legal Proceedings                                                    29

Item 6.        Exhibits                                                             29

               Signatures                                                           30


                                Brooktrout, Inc.
                 Unaudited Condensed Consolidated Balance Sheets
                        (In thousands, except share data)

                                                                                             March 31,          December 31,
                                                                                               2000                 1999
                                                                                           -------------        ------------
                                                                                           (As Restated,
                                                                                            see Note 14)
                                     ASSETS
   Current assets:
     Cash and equivalents .........................................................          $  45,956           $  48,541
     Marketable securities ........................................................              1,604               1,492
     Accounts receivable (less allowance for doubtful accounts and sales returns of
       $2,487 in 2000 and $2,466 in 1999) .........................................             22,878              22,232
     Inventory ....................................................................             18,620              14,202
     Deferred tax assets ..........................................................              5,051               5,121
     Prepaid expenses .............................................................              1,925               1,975
                                                                                             ---------           ---------
         Total current assets .....................................................             96,034              93,563
                                                                                             ---------           ---------

   Equipment and furniture:
      Computer equipment ..........................................................             10,934               9,785
      Furniture and office equipment ..............................................              9,535               8,628
                                                                                             ---------           ---------
         Total ....................................................................             20,469              18,413
         Less accumulated depreciation and amortization ...........................            (10,762)             (9,694)
                                                                                             ---------           ---------

         Equipment and furniture - net ............................................              9,707               8,719

   Acquired technology and other intangible assets ................................             14,535              12,973
   Investments and other assets ...................................................                347                 180
                                                                                             ---------           ---------

Total Assets ......................................................................          $ 120,623           $ 115,435
                                                                                             =========           =========

                       LIABILITIES AND SHAREHOLDERS EQUITY

   Current liabilities:
     Accounts payable and other accruals ..........................................          $  20,841           $  18,158
     Accrued compensation and commissions .........................................              4,759               5,573
     Customer deposits ............................................................                745                 661
     Accrued warranty costs .......................................................              1,513               1,304
     Accrued taxes ................................................................              1,201               2,736
                                                                                             ---------           ---------
         Total current liabilities ................................................             29,059              28,432
                                                                                             ---------           ---------

   Deferred rent ..................................................................                478                 469
   Deferred tax liabilities .......................................................                602                 479
   Minority interest ..............................................................              7,374               8,672
   Contingencies ..................................................................                -0-                 -0-

   Shareholders' equity:
     Common stock, $.01 par value; authorized, 25,000,000 shares; issued and
       outstanding 12,168,462 shares in 2000 and 11,004,019 in 1999 ...............                122                 110
      Additional paid-in capital ..................................................             60,233              42,991
      Loans to officers ...........................................................            (11,845)                 --
      Accumulated other comprehensive income (loss) ...............................               (134)               (117)
      Retained earnings ...........................................................             38,196              37,846
      Treasury stock, 248,026 shares in 2000 and 247,582 shares in 1999 ...........             (3,462)             (3,447)
                                                                                             ---------           ---------

      Total shareholders' equity ..................................................             83,110              77,383
                                                                                             ---------           ---------

Total liabilities and shareholders' equity ........................................          $ 120,623           $ 115,435
                                                                                             =========           =========

See notes to unaudited condensed consolidated financial statements.

                                Brooktrout, Inc.
              Unaudited Condensed Consolidated Statements of Income
                      (In thousands, except per share data)


                                                                           Three Months Ended March 31,
                                                                          ------------------------------
                                                                               2000               1999
                                                                          -------------         --------
                                                                          (As Restated,
                                                                           see Note 14)
Revenue ...........................................................          $ 37,101           $ 32,218

Cost and expenses:
  Cost of product sold ............................................            15,215             12,957
  Research and development ........................................             8,542              6,536
  Selling, general and administrative .............................            13,098             10,342
  Non-cash compensation and warrants ..............................             1,135                 62
                                                                             --------           --------

      Total cost and expenses .....................................            37,990             29,897
                                                                             --------           --------

Income (loss) from operations .....................................              (889)             2,321

Interest income, net ..............................................               762                 79
                                                                             --------           --------

Income (loss) before income tax provision..........................              (127)             2,400

Income tax provision ..............................................             1,678                816
Minority interest in loss of subsidiary ...........................            (2,155)                --
                                                                             --------           --------

Net income ........................................................          $    350           $  1,584
                                                                             ========           ========

Basic income per common share .....................................          $   0.03           $   0.15
                                                                             ========           ========

Shares for basic ..................................................            11,235             10,862
                                                                             ========           ========

Diluted income per common share ...................................          $   0.03           $   0.14
                                                                             ========           ========

Shares for diluted ................................................            12,380             11,404
                                                                             ========           ========

See notes to unaudited condensed consolidated financial statements.

                                Brooktrout, Inc.
       Unaudited Condensed Consolidated Statements of Comprehensive Income
                                 (In thousands)


                                                              Three Months Ended March 31,
                                                              ----------------------------
                                                                  2000              1999
                                                              -------------       --------
                                                              (As Restated,
                                                              see Note 14)
Net income ...............................................      $   350           $ 1,584

   Unrealized gains (losses) on marketable securities.....          (14)           (1,235)

   Foreign currency translation adjustment ...............           (8)               (5)
                                                                -------           -------

Comprehensive income before income tax (benefit) .........          328               344

Income tax (benefit) related to items of
     comprehensive income ................................           (5)             (482)
                                                                -------           -------

Comprehensive income .....................................      $   333           $   826
                                                                =======           =======


See notes to unaudited condensed consolidated financial statements.

                                Brooktrout, Inc.
            Unaudited Condensed Consolidated Statements of Cash Flows
                                 (In thousands)

                                                                                              Three Months Ended
                                                                                                   March 31,
                                                                                        ------------------------------
                                                                                             2000               1999
                                                                                        -------------         --------
                                                                                        (As Restated,
Cash flows from operating activities:                                                    see Note 14)
      Net income ................................................................          $    350           $  1,584
      Adjustments to reconcile net income to cash provided by (used in) operating activities:
           Depreciation and amortization ........................................             1,517              1,414
           Non-cash compensation and warrants ...................................             1,415                 --
           Tax benefit of stock options .........................................             1,562                 --
           Minority interest ....................................................            (2,155)                --
           Deferred income taxes and other ......................................               198                (39)
           Increase (decrease) in cash from:
                  Accounts receivable ...........................................              (646)            (1,596)
                  Inventory .....................................................            (4,418)            (1,893)
                  Other prepaid expenses ........................................                50               (411)
                  Accounts payable and other accruals ...........................               593              3,235
                                                                                           --------           --------

                         Cash provided by (used in) operating activities ........            (1,534)             2,294
                                                                                           --------           --------

Cash flows from investing activities:
      Expenditures for equipment and furniture ..................................            (2,056)              (541)
      Expenditures for acquired software ........................................            (1,982)                --
      Purchases of marketable securities ........................................              (126)                --
      Investment and other assets ...............................................              (205)                --
                                                                                           --------           --------


                         Cash used for investing activities .....................            (4,369)              (541)
                                                                                           --------           --------

Cash flows from financing activities:
      Proceeds from the sale of common stock ....................................             3,063                223
      Proceeds from exercise of Interspeed options and warrants .................               270                 --
      Purchase of treasury stock ................................................               (15)                --
                                                                                           --------           --------


                         Cash provided by financing activities ..................             3,318                223
                                                                                           --------           --------

Increase (decrease) in cash and equivalents .....................................            (2,585)             1,976
Cash and equivalents, beginning of period .......................................            48,541              8,518
                                                                                           --------           --------

Cash and equivalents, end of period .............................................          $ 45,956           $ 10,494
                                                                                           ========           ========

See notes to unaudited condensed consolidated financial statements.

                                Brooktrout, Inc.
              Notes to Condensed Consolidated Financial Statements


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

                                Brooktrout, Inc.
              Notes to Condensed Consolidated Financial Statements


2.   Recent Accounting Pronouncements

     In June of 1998, the Financial Accounting Standards Board released Statement of Financial Accounting Standards (SFAS) No. 133,"Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133, as amended, establishes new standards of accounting and reporting for derivative instruments and hedging activities and will be effective for the Company in 2001. Management is currently evaluating the effect of adopting SFAS No. 133 on the condensed financial statements.

     In December 1999, the Securities and Exchange Commission (the "SEC") released Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements." SAB No. 101 summarizes certain of the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements and will be effective for the Company in the fourth quarter of 2000. Management is currently evaluating the effect of adopting SAB No. 101 on the condensed financial statements.

3.   Income Per Share

     Basic income per share is computed using the weighted average number of common shares outstanding during each year. Diluted income per share reflects the effect of the Company's outstanding options (using the treasury stock method), except where such options would be antidilutive. A reconciliation of weighted average shares used for the basic and diluted computations is as follows:

                                                            Three Months Ended

                                                       March 31,           March 31,
                                                         2000                1999
                                                       ---------           ---------

Shares for basic ...........................          11,235,000          10,862,000
Dilutive effect of stock options............           1,145,000             542,000
                                                      ----------          ----------
Shares for diluted .........................          12,380,000          11,404,000
                                                      ==========          ==========

                                Brooktrout, Inc.
              Notes to Condensed Consolidated Financial Statements


4.   Inventory

     Inventory is carried at the lower of cost (first-in, first-out basis) or market and consisted of the following:

                                                        March 31,          December 31,
                                                          2000                 1999
                                                        ---------          ------------

Raw materials ..............................          $ 8,123,000          $ 7,254,000
Work in process.............................            1,210,000            1,658,000
Finished goods .............................                9,287            5,290,000
                                                      -----------          -----------
   Total ...................................          $18,620,000          $14,202,000
                                                      ===========          ===========



Finished goods inventory includes approximately $956,000 of Interspeed product inventory being held under consignment type arrangements.

5.   Cash Flow Information

     Cash equivalents include highly liquid securities with remaining maturities of three months or less at the time of purchase.

     Supplemental disclosure of cash flow information:

                                                        March 31,       March 31,
                                                          2000            1999
                                                        ---------       ---------

Cash paid for interest.............................             --             --
Cash paid for income taxes.........................    $ 1,340,000      $ 156,000


6.   Major Customers

     One customer accounted for approximately 11% and 15% of net revenue for the three months ended March 31, 2000 and 1999, respectively.

                                Brooktrout, Inc.
              Notes to Condensed Consolidated Financial Statements


7.   Marketable Securities

     Marketable securities are classified as available-for-sale and are carried at fair market value using current market quotes. Unrealized gains or losses are included in comprehensive income (loss). Marketable securities consist of U.S. government notes and bonds, commercial paper, and certificates of deposit.

8.   Income Taxes

     The Company's tax provision in 2000 was based on the estimated effective tax rate for the full year. The effective tax rate is greater than the statutory tax rates due to the non-deductible Interspeed operating loss of $5,078,000. Excluding the impact of the Interspeed operating loss, the Company's effective tax rate would have been 35% in 2000.

9.   International Sales

     International sales, principally exported from the United States, accounted for approximately 18% and 25% of revenue for the three months ended March 31, 2000 and 1999, respectively.

10.  Warrants

     In consideration for entering into certain long-term reseller agreements, Interspeed granted to certain customers vested warrants to purchase an aggregate of 55,000 shares of Interspeed's common stock at the market price of Interspeed's common stock on the dates the warrants were granted. The

10.  Warrants (Continued)

value of the warrants was calculated by applying the Black-Scholes option pricing model using the fair market value of Interspeed's common stock on the date the agreements were executed. The value of the warrants has been charged to expense as a component of non-cash compensation and warrants in the condensed consolidated statements of income (loss).

     Interspeed also granted to certain customers warrants to purchase up to an aggregate of 150,000 shares of the Interspeed's common stock that vest in installments as the customers attain certain revenue milestones over the terms of the agreements. The exercise price of the warrants is the fair market value of Interspeed's common stock on the date that the warrants vest. Interspeed is accounting for these warrants as a sales discount. As revenue is recognized on sales to these customers, Interspeed is recording a sales discount based on the relationship of sales to date to the customer to the specified revenue milestone. The amount of the discount is being estimated by valuing the warrants using the Black-Scholes option-pricing model. The value of the warrants is being adjusted at the end of each quarter until the revenue levels are attained and the warrants vest. The amount of discounts recorded during the quarter ended March 31, 2000 is $280,000.

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

                                Brooktrout, Inc.
              Notes to Condensed Consolidated Financial Statements


11. Loans to Officers (Continued)

     In connection with the loans, the executive officers must execute a Nonrecourse Promissory Note and Security Agreement (the "Promissory Note") related to each Loan made by the Company. The Promissory Note does not bear interest and becomes due and payable in full no later than the remaining term of the option. The Promissory Note provides for automatic repayment upon the sale of the common stock which is the subject of a Loan or within 90 days following the termination of the executive officer's employment with the Company. Pursuant to the Promissory Note, the shares of the common stock which are the subject of a Loan serve as collateral (the "Collateral Stock") for the Promissory Note until such time as the Promissory Note has been paid in full. Loans made by the Company are non-recourse against the officer, and consequently for satisfaction of the Loans the Company's recourse is to the Collateral Stock. As a result of this program, there are loans to officers totaling $11,845,000 that are reflected in the shareholders' equity section of the balance sheet.

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

Consolidated income (loss) from operations            (889,000)           2,321,000

Other income (expense)                                 762,000               79,000
                                                    ----------           ----------

Consolidated income (loss) before
  income tax provision                              $ (127,000)          $2,400,000
                                                    ==========           ==========


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


                                                     Three Months Ended
                                                          March 31,
                                           ------------------------------------
                                               2000                    1999
                                           -------------           ------------
                                           (As restated,
                                            see Note 14)
Revenue:

Brooktrout Technology                       $ 33,469,000           $ 30,009,000
Brooktrout Software                            2,085,000              1,882,000
Interspeed                                     1,547,000                327,000
                                            ------------           ------------
Consolidated revenue                        $ 37,101,000           $ 32,218,000
                                            ============           ============


Gross margin:

Brooktrout Technology                       $ 20,521,000           $ 18,298,000
Brooktrout Software                            1,063,000                912,000
Interspeed                                       302,000                 51,000

                                            ------------           ------------

Consolidated gross margin                   $ 21,886,000           $ 19,261,000

                                            ============           ============


Income (loss) from operations:(1)

Brooktrout Technology                       $  5,405,000           $  5,169,000
Brooktrout Software                           (1,216,000)            (1,122,000)
Interspeed(2)                                 (5,078,000)            (1,726,000)
                                            ------------           ------------

                                Brooktrout, Inc.
              Notes to Condensed Consolidated Financial Statements

                                            Three Months Ended
                                                 March 31,
                                     --------------------------------
                                         2000                 1999
                                     -------------         ----------

Depreciation and amortization
  expense:

Brooktrout Technology                  $1,235,000          $1,217,000
Brooktrout Software                       111,000             128,000
Interspeed                                171,000              69,000

Consolidated depreciation and
  amortization expense                 $1,517,000          $1,414,000


13.  Subsequent Events

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

                                Brooktrout, Inc.
              Notes to Condensed Consolidated Financial Statements


14.  Restatement

     Subsequent to the issuance of the Company's Unaudited Condensed Consolidated Financial Statements as of and for the three months ended March 31, 2000, the Company's management was informed by Interspeed that revenue from transactions with certain resellers had been incorrectly recognized. Interspeed has restated its financial statements to reflect the transactions as the consignment of inventory rather than as sales and accordingly, the accompanying financial statements of the Company have been restated. A summary of the significant effects of the restatement is as follows:


                                                    AS PREVIOUSLY
                                                       REPORTED            AS RESTATED
                                                    -------------          -----------

AS OF MARCH 31, 2000:
Accounts receivable-net                             $ 25,063,000           $ 22,878,000
Inventory                                             17,664,000             18,620,000
Minority interest                                      7,912,000              7,374,000
Additional paid-in capital                            60,319,000             60,233,000
Retained earnings                                     38,801,000             38,196,000


FOR THE THREE MONTHS ENDED MARCH 31, 2000:
Revenue                                             $ 39,119,000           $ 37,101,000
Cost of product sold                                  16,163,000             15,215,000
Minority interest in loss of subsidiary               (1,690,000)            (2,155,000)
Net income                                               955,000                350,000
         Basic income per common share              $       0.09           $       0.03
         Diluted income per common share            $       0.08           $       0.03

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

As discussed in Note 14 to the unaudited condensed consolidated financial statements the unaudited condensed consolidated financial statements as of and for the three months ended March 31, 2000 have been restated. The accompanying discussion and analysis gives effect to the restatement.

Three Months Ended March 31, 2000 and 1999

     Revenue during the three months ended March 31, 2000 increased by approximately 15% to $37,101,000, up from $32,218,000 during the three months ended March 31, 1999. The majority of this growth was from the Company's Brooktrout Technology segment driven by the New Network applications. There was an increase in switching and access products sold combined with an increase in messaging products sold. These increases in revenue were partially offset by a decline in voice mail systems sold for Today's Network applications. During the three months ended March 31, 2000, Interspeed recognized $280,000 of sales discounts related to warrants granted to certain customers. Since these equipment purchase contracts were executed during the three months ended March 31, 2000, no such sales discounts were recorded in any prior fiscal periods.

     Cost of product sold was $15,215,000, or 41% of revenue, during the three months ended March 31, 2000, compared to $12,957,000, or 40% of revenue, for the same period in 1999. Gross profit percentage was approximately 59% and 60% for the three months ended March 31, 2000 and 1999, respectively. The slight decrease in gross profit percentage was due to a greater amount of lower margin Interspeed products sold during the three months ended March 31, 2000, compared to the same period in 1999.

     Research and development expense was $8,542,000, or 23% of revenue, compared with $6,536,000, or 20% of revenue, for the three months ended March 31, 2000 and 1999, respectively. The increase primarily is attributable to the development of the digital subscriber line ("DSL") products of Interspeed combined with increased product development at Brooktrout Technology. The Company's continuing development efforts are focused on its switching and access products that allow customers to create the infrastructure to support the New Network, messaging products that allow integration of voice, fax and e-mail into one location and IP Telephony and e-Commerce products.

     Selling, general and administrative expense was $13,098,000, or 35% of revenue, compared with $10,342,000, or 32% of revenue, for the three months ended March 31, 2000 and 1999, respectively. The majority of this increase was generated by Interspeed due to increased staffing and marketing initiatives. In addition, there was an increase at Brooktrout Technology and Brooktrout Software as a result of increased staffing and related expenses in the sales and marketing areas.

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

     The Company's tax provision in 2000 was based on the estimated effective tax rate for the full year. The effective tax rate is greater than the statutory tax rates due to the non-deductible Interspeed operating loss of $5,078,000. Excluding the impact of the Interspeed operating loss, the Company's effective tax rate would have been 35% in 2000. The Company's effective tax rate was 34% in 1999.

     Minority interest in loss of subsidiary was $2,155,000 for the three months ended March 31, 2000, which represents the minority shareholders' portion of the losses of Interspeed.

Liquidity and Capital Resources

     For the three months ended March 31, 2000, the Company funded its Brooktrout Technology and Brooktrout Software operations principally through operating revenue and it's Interspeed operations through Initial Public Offering ("IPO") proceeds. The Company's working capital increased to $67,000,000 at March 31, 2000 from $65,100,000 at December 31, 1999. This increase was a result of increases in accounts receivable and inventory balances offset by an increase in accounts payable and other accrual balances. Interspeed's cash balance at March 31, 2000 was $10,000,000 and is solely available for use by Interspeed.

     On October 1, 1999, the Company's Board of Directors approved the purchase of up to one million shares of the Company's common stock during the twelve month period ending September 30, 2000. Through March 31, 2000, the Company had repurchased a total of 248,026 shares for a total cash purchase of $3,500,000.

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

     During the first three months of 2000, the Company invested approximately $2,000,000 in capital equipment. A substantial portion of this was related to the expansion of the Company's facilities. In addition, the Company invested approximately $2,000,000 on purchased software to support New Network applications. The Company currently has no material commitments for additional capital expenditures.

     The Company generated approximately $3,000,000 from the sale of common stock. There was a large volume of employee option exercises due to the stock price increase during the quarter.

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

     None

Item 3. Defaults Upon Senior Securities

     None

Item 4. Submission of Matters to a Vote of Security Holders

     None

Item 5. Other Information

     None

Item 6. Exhibits

     (a) Exhibits

          27. Financial Data Schedule (as restated)

     (b) Reports on Form 8-K

          No reports on Form 8-K were filed during the quarterly period ended March 31, 2000.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No.1 on Form 10-Q/A to be signed on its behalf by the undersigned thereunto duly authorized.


                                             BROOKTROUT, INC.


Date: November 16, 2000                      By: /s/ Eric R. Giler
                                                -----------------------------
                                                Eric R. Giler
                                                President
                                                (Principal Executive Officer)


Date: November 16, 2000                      By: /s/ Robert C. Leahy
                                                -----------------------------
                                                Robert C. Leahy
                                                Vice President of Finance and
                                                Operations and Treasurer
                                                (Principal Financial and
                                                Accounting Officer)