Form 10-Q/A
period 2000-06-30
BROOKTROUT INC
filed 2000-11-16
CIK 754516

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             -----------------------

                          AMENDMENT NO.1 ON FORM 10-Q/A

(Mark One)

/X/      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2000

/ /      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

                           Commission File No. 0-20698

                                BROOKTROUT, INC.
             (Exact name of registrant as specified in its charter)

                                Massachusetts                                  04-2814792
                       (State or other jurisdiction of          (I.R.S. employer identification number)
                        incorporation or organization)

                          250 First Avenue, Suite 300                          02494-2814
                            Needham, Massachusetts                             (Zip code)
                   (Address of principal executive offices)

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


         As of August 1, 2000, 12,246,964 shares of Common Stock, $.01 par value per share, were outstanding.
                                EXPLANATORY NOTE
         The Company hereby amends Part 1 of its quarterly report on Form 10-Q for the period ended June 30, 2000 to reflect the restatement of its Unaudited Condensed Consolidated Financial Statements as of and for the three and six-month periods ended June 30, 2000 (see Note 16 to the Unaudited Condensed Consolidated Financial Statements) and to include as an exhibit an amendment to the Company's Articles of Organization that was inadvertently omitted from the previous filing.


                               Page 1 of 32 pages

                                BROOKTROUT, INC.
                               AMENDMENT NO. 1 ON
                 FORM 10-Q/A FOR THE QUARTER ENDED JUNE 30, 2000
                                TABLE OF CONTENTS

                                                                                                Page
                                                                                                ----
PART I   FINANCIAL INFORMATION
Item 1.           Condensed Consolidated Financial Statements

                  Unaudited Condensed Consolidated Balance Sheets as of
                  June 30, 2000 and December 31, 1999                                             3

                  Unaudited Condensed Consolidated Statements of Income (Loss)
                  for the Three Months Ended June 30, 2000 and
                  June 30, 1999 and the Six Months Ended
                  June 30, 2000 and June 30, 1999                                                 4

                  Unaudited Condensed Consolidated Statements of
                  Comprehensive Income for the Three Months Ended
                  June 30, 2000 and June 30, 1999 and the Six Months Ended
                  June 30,2000 and June 30, 1999                                                  5

                  Unaudited Condensed Consolidated Statements of Cash Flows
                  for the Six Months Ended June 30, 2000 and June 30, 1999                        6

                  Notes to Unaudited Condensed Consolidated Financial
                  Statements                                                                      7

Item 2.           Management's Discussion and Analysis of Financial
                  Condition and Results of Operations Three
                  Months Ended June 30, 2000 and 1999                                            15

                  Six Months Ended June 30, 2000 and 1999                                        17

                  Liquidity and Capital Resource                                                 18

Item 3.           Quantitative and Qualitative Disclosures about
                  Market Risk                                                                    29

PART II           OTHER INFORMATION
Item 1.           Legal Proceedings                                                              30

Item 4.           Submission of Matters to a Vote of Security Holders                            30

Item 6.           Exhibits                                                                       31

Signatures                                                                                       32

                                BROOKTROUT, INC.
                Unaudited Condensed Consolidated Balance Sheets
                       (In thousands, except share data)

                                                                                   June 30,        December 31,
                                                                                     2000             1999
                                                                                   ---------       -----------
                                                                                (As Restated,
                                                                                 see Note 16)
                                   ASSETS
   Current assets:
     Cash and equivalents ..................................................       $  33,639        $  48,541
     Marketable securities .................................................           2,478            1,492
     Accounts receivable (less allowance for doubtful accounts and sales
       returns of $2,825 in 2000 and $2,466 in 1999) .......................          27,400           22,232
     Inventory .............................................................          25,013           14,202
     Deferred tax assets ...................................................           5,018            5,121
     Prepaid expenses ......................................................           1,894            1,975
                                                                                   ---------        ---------
         TOTAL CURRENT ASSET ...............................................          95,442           93,563

   Equipment and furniture:
      Computer equipment ...................................................          11,408            9,785
      Furniture and office equipment .......................................          10,076            8,628
                                                                                   ---------        ---------
         Total .............................................................          21,484           18,413
         Less accumulated depreciation and amortization ....................         (11,851)          (9,694)
                                                                                   ---------        ---------
         EQUIPMENT AND FURNITURE - NET .....................................           9,633            8,719

   Acquired technology and other intangible asset ..........................          14,019           12,973
   Investments and other assets ............................................           2,902              180
                                                                                   ---------        ---------

TOTAL ASSETS ...............................................................       $ 121,996        $ 115,435
                                                                                   =========        =========

                     LIABILITIES AND SHAREHOLDERS EQUITY
   Current liabilities:
     Accounts payable and other accruals ...................................       $  21,979        $  18,158
     Accrued compensation and commissions ..................................           4,501            5,573
     Customer deposits .....................................................             507              661
     Accrued warranty costs ................................................           1,757            1,304
     Accrued taxes .........................................................             393            2,736
                                                                                   ---------        ---------
         TOTAL CURRENT LIABILITIES .........................................          29,137           28,432

   Deferred rent ...........................................................             481              469
   Deferred tax liability ..................................................             689              479
   Minority interest .......................................................           5,595            8,672
   Contingencies ...........................................................             -0-              -0-

   Shareholders' equity:
     Common stock, $.01 par value; authorized, 40,000,000 shares; issued and outstanding 12,238,754 shares in 2000 and
       11,004,019 in 1999 ..................................................             122              110
      Additional paid-in capital ...........................................          61,692           42,991
      Loans to officers ....................................................         (11,813)              --
      Accumulated other comprehensive income (loss) ........................            (196)            (117)
      Retained earnings ....................................................          39,761           37,846
      Treasury stock, 248,428 shares in 2000 and 247,582 shares in 1999 ....          (3,472)          (3,447)
                                                                                   ---------        ---------
      TOTAL SHAREHOLDERS' EQUITY ...........................................          86,094           77,383
                                                                                   ---------        ---------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY .................................       $ 121,996        $ 115,435
                                                                                   =========        =========

See notes to unaudited condensed consolidated financial statements.

                                BROOKTROUT, INC.
          Unaudited Condensed Consolidated Statements of Income (Loss)
                      (In thousands, except per share data)

                                                 Three Months Ended               Six Months Ended
                                                      June 30,                        June 30,
                                              ------------------------        ------------------------
                                                2000            1999            2000            1999
                                              --------        --------        --------        --------
                                           (As Restated,                    (As Restated,
                                            see Note 16)                     see Note 16)

REVENUE ...............................       $ 40,669        $ 33,791        $ 77,770        $ 66,009

Cost and expenses:
  Cost of product sold ................         14,797          13,213          30,012          26,170
  Research and development ............          8,364           6,778          16,906          13,314
  Selling, general and administrative .         14,699          11,279          27,797          21,621
  Non-cash compensation and warrants ..            284           1,850           1,419           1,912
                                              --------        --------        --------        --------

      Total cost and expenses .........         38,144          33,120          76,134          63,017
                                              --------        --------        --------        --------

INCOME FROM OPERATIONS ................          2,525             671           1,636           2,992

Other income (expense):
  Equity in loss of affiliate .........         (1,400)             --          (1,400)             --
  Interest income, net ................            634             116           1,396             195
                                              --------        --------        --------        --------

      Total other income (expense) ....           (766)            116              (4)            195
                                              --------        --------        --------        --------

Income before income tax provision ....          1,759             787           1,632           3,187

Income tax provision ..................          2,225             896           3,903           1,712
Minority interest in loss of subsidiary         (2,031)             --          (4,186)             --
                                              --------        --------        --------        --------

NET INCOME (LOSS) .....................       $  1,565        ($   109)       $  1,915        $  1,475
                                              ========        ========        ========        ========

BASIC INCOME (LOSS) PER COMMON SHARE ..       $   0.13        ($  0.01)       $   0.17        $   0.14
                                              ========        ========        ========        ========

SHARES FOR BASIC ......................         11,959          10,917          11,597          10,890
                                              ========        ========        ========        ========

DILUTED INCOME (LOSS) PER COMMON SHARE        $   0.12        ($  0.01)       $   0.15        $   0.13
                                              ========        ========        ========        ========

SHARES FOR DILUTED ....................         12,804          10,917          12,678          11,536
                                              ========        ========        ========        ========

See notes to unaudited condensed consolidated financial statements.

                                BROOKTROUT, INC.
       Unaudited Condensed Consolidated Statements of Comprehensive Income
                                 (In thousands)

                                                              Three Months Ended            Six Months Ended
                                                                   June 30,                     June 30,
                                                            ----------------------        ----------------------
                                                             2000           1999           2000           1999
                                                            -------        -------        -------        -------
                                                          (As Restated,                (As Restated,
                                                           see Note 16)                 see Note 16)

Net income (loss) ...................................       $ 1,565        $  (109)       $ 1,915        $ 1,475

  Unrealized gains (losses) on marketable securities             --          2,438            (14)         1,203

  Foreign currency translation adjustment ...........           (62)            --            (70)            (4)
                                                            -------        -------        -------        -------

Comprehensive income before income tax
  provision (benefit) ...............................         1,503          2,329          1,831          2,674

Income tax provision (benefit) related to items of
  comprehensive income ..............................            --            829             (5)           409
                                                            -------        -------        -------        -------

Comprehensive income ................................       $ 1,503        $ 1,500        $ 1,836        $ 2,265
                                                            =======        =======        =======        =======

See notes to unaudited condensed consolidated financial statements.

                                BROOKTROUT, INC.
            Unaudited Condensed Consolidated Statements of Cash Flows
                                 (In thousands)

                                                                                           Six Months Ended
                                                                                               June 30,
                                                                                       ------------------------
                                                                                         2000            1999
                                                                                       --------        --------
                                                                                    (As Restated,
                                                                                     see Note 16)
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income ................................................................       $  1,915        $  1,475
     Adjustments to reconcile net income to cash provided by (used in) operating activities:
              Depreciation and amortization ....................................          3,055           2,692
              Equity in loss of affiliate ......................................             16              --
              Non-cash compensation and warrants ...............................          1,700           1,912
              Tax benefit of stock options .....................................          1,562              --
              Minority interest ................................................         (4,186)             --
              Deferred income taxes and other ..................................            318             138
              Increase (decrease) in cash from:
                     Accounts receivable .......................................         (5,168)         (1,904)
                     Inventory .................................................        (10,811)             74
                     Prepaid expenses ..........................................             81            (565)
                     Accounts payable and other accruals .......................          1,286          (1,596)
                                                                                       --------        --------

                     Cash provided by (used in) operating activities ...........        (10,232)          2,226
                                                                                       --------        --------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Expenditures for equipment and furniture ..................................         (3,071)         (1,671)
     Expenditures for acquired software ........................................         (1,982)             --
     Purchases of marketable securities ........................................         (1,000)             --
     Investment and other assets ...............................................         (2,772)             --
                                                                                       --------        --------

                     Cash used for investing activities ........................         (8,825)         (1,671)
                                                                                       --------        --------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from the sale of common stock ....................................          3,854             699
     Proceeds from exercise of Interspeed options and warrants .................            326              --
     Purchase of treasury stock ................................................            (25)             --
                                                                                       --------        --------

                     Cash provided by financing activities .....................          4,155             699
                                                                                       --------        --------

INCREASE (DECREASE) IN CASH AND EQUIVALENTS ....................................        (14,902)          1,254
CASH AND EQUIVALENTS, BEGINNING OF PERIOD ......................................         48,541           8,518
                                                                                       --------        --------

CASH AND EQUIVALENTS, END OF PERIOD ............................................       $ 33,639        $  9,772
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

                                Brooktrout, Inc.
              Notes to Condensed Consolidated Financial Statements

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


3.       Income Per Share

         Basic income per share is computed using the weighted average number of common shares outstanding during each period. Diluted income per share reflects the effect of the Company's outstanding options (using the treasury stock method), except where such options would be antidilutive. A reconciliation of weighted average shares used for the basic and diluted computations is as follows:

                                    Three Months Ended                Six Months Ended
                                         June 30,                         June 30,
                               ---------------------------       ---------------------------
                                  2000             1999             2000             1999
                               ----------       ----------       ----------       ----------
Weighted average shares
  for basic ............       11,959,000       10,917,000       11,597,000       10,890,000
Dilutive effect of stock
  options ..............          845,000               --        1,081,000          646,000
                               ----------       ----------       ----------       ----------
Weighted average shares
  for diluted ..........       12,804,000       10,917,000       12,678,000       11,536,000
                               ==========       ==========       ==========       ==========



4.       Inventory

         Inventory is carried at the lower of cost (first-in, first-out basis) or market and consisted of the following:

                                                 June 30,        December 31,
                                                   2000              1999
                                               -----------       -----------

Raw materials ..........................       $10,206,000       $ 7,254,000

Work in  process .......................           868,000         1,658,000

Finished goods .........................        13,939,000         5,290,000
                                               -----------       -----------

      Total ............................       $24,013,000       $14,202,000
                                               ===========       ===========

                                Brooktrout, Inc.
              Notes to Condensed Consolidated Financial Statements

4.       Inventory (Continued)

         Finished goods inventory includes approximately $5,111,000 of Interspeed product inventory being held under consignment-type arrangements.


5.       Cash Flow Information

         Cash equivalents include highly liquid securities with remaining maturities of three months or less at the time of purchase.

            Supplemental disclosure of cash flow information:

                                        Six Months Ended
                                   June 30,         June 30,
                                    2000             1999
                                 -----------       --------
Cash paid for interest ......             --       $  4,000
Cash paid for income taxes ..    $ 4,076,000       $774,000


6.       Major Customers

         One customer accounted for approximately 21% and 16% of revenue for the three months ended June 30, 2000 and 1999, respectively, and 16% and 16% of revenue for the six months ended June 30, 2000 and 1999, respectively.


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

                                Brooktrout, Inc.
              Notes to Condensed Consolidated Financial Statements

9.       International Sales

         International sales, principally exported from the United States, accounted for approximately 18% and 22% of revenue for the three months ended June 30, 2000 and 1999, respectively, and 18% and 23% of revenue for the six months ended June 30, 2000 and 1999, respectively.


10.      Concentration of Credit Risk

         The Company sells its products to various customers in several industries. The Company generally requires no collateral; however, to reduce credit risk the Company performs ongoing credit evaluations of its customers and maintains allowances for potential credit losses. At June 30, 2000, approximately 27% of the Company's accounts receivable were from one customer.


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

Interspeed also granted to certain customers warrants to purchase up to an aggregate of 150,000 shares of the Interspeed's common stock that vest in installments as the customers attain certain revenue milestones over the terms of the agreements. The exercise price of the warrants is the fair market value of Interspeed's common stock on the date that the warrants vest. Interspeed is accounting for these warrants as a sales discount. As revenue is recognized on sales to these customers, Interspeed is recording a sales discount based on the relationship of sales to date to the customer to the specified revenue milestone. The amount of the discount is being estimated by valuing the warrants using the Black-Scholes option-pricing model. The value of the warrants is being adjusted at the end of each quarter until the revenue levels are attained and the warrants vest. The discounts recorded during the first and second quarters ended June 30, 2000 amount to $280,000.


12.      Loans to Officers

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

                                Brooktrout, Inc.
              Notes to Condensed Consolidated Financial Statements

         In connection with the loans, the executive officers executed a Nonrecourse Promissory Note and Security Agreement (the "Promissory Note") related to each Loan made by the Company. The Promissory Note does not bear interest and becomes due and payable in full no later than the remaining term of the option. The Promissory Note provides for automatic repayment upon the sale of the common stock which is the subject of a Loan or within 90 days following the termination of the executive officer's employment with the Company. Pursuant to the Promissory Note, the shares of the common stock which are the subject of a Loan serve as collateral (the "Collateral Stock") for the Promissory Note until such time as the Promissory Note has been paid in full. Loans made by the Company are non-recourse against the officer, and consequently for satisfaction of the Loans the Company's recourse is limited to the Collateral Stock. As a result of this program, there are loans to officers totaling approximately $11,813,000 that are reflected in the shareholders' equity section of the balance sheet.


13.      Deconsolidation of Beacon Networks, Inc.

         During the first quarter of 2000, the Company owned 100% of Beacon Networks, Inc. ("Beacon Networks") and accounted for its investment under the consolidation method. Through subsequent sale and distribution of Beacon Networks shares on June 29, 2000, the Company's ownership percentage in Beacon Networks was reduced to below 50%. As the Company still exercises significant influence over Beacon Networks, it has accounted for its remaining investment under the equity method of accounting beginning in the second quarter of 2000. The operating loss of approximately $540,000 generated by Beacon Networks in the first quarter of 2000 is included in the Company's consolidated operating results. The Company's share of Beacon Networks' losses for the second quarter of 2000 (100% through June 29, 2000) has been reported as "Equity in loss of affiliates" in the condensed consolidated statements of income.


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

                                Brooktrout, Inc.
              Notes to Condensed Consolidated Financial Statements

14.      Segment Reporting (Continued)

                                                 Three Months Ended                      Six Months Ended
                                                     June 30,                                June 30,
                                         --------------------------------        --------------------------------
                                            2000               1999                 2000                1999
                                         ------------        ------------        ------------        ------------
                                        (As restated,                           (As restated,
                                         see Note 16)                            see Note 16)
REVENUE:

Brooktrout Technology ............       $ 37,026,000        $ 31,243,000        $ 70,495,000        $ 61,252,000
Brooktrout Software ..............          3,170,000           1,598,000           5,255,000           3,480,000
Interspeed .......................            473,000             950,000           2,020,000           1,277,000
                                         ------------        ------------        ------------        ------------
Consolidated revenue .............       $ 40,669,000        $ 33,791,000        $ 77,770,000        $ 66,009,000
                                         ============        ============        ============        ============


GROSS MARGIN:

Brooktrout Technology ............       $ 24,077,000        $ 19,153,000        $ 44,598,000        $ 37,451,000
Brooktrout Software ..............          1,804,000             989,000           2,867,000           1,901,000
Interspeed .......................             (9,000)            436,000             293,000             487,000
                                         ------------        ------------        ------------        ------------
Consolidated gross margin ........       $ 25,872,000        $ 20,578,000        $ 47,758,000        $ 39,839,000
                                         ============        ============        ============        ============


INCOME (LOSS) FROM OPERATIONS: (1)

Brooktrout Technology (2) ........       $  8,246,000        $  5,780,000        $ 13,651,000        $ 11,259,000
Brooktrout Software ..............         (1,031,000)         (1,384,000)         (2,247,000)         (2,816,000)
Interspeed (3) ...................         (4,690,000)         (3,725,000)         (9,768,000)         (5,451,000)
                                         ------------        ------------        ------------        ------------

Consolidated income
  from operations ................          2,525,000             671,000           1,636,000           2,992,000

Other income (expense) ...........           (766,000)            116,000              (4,000)            195,000
                                         ------------        ------------        ------------        ------------

Consolidated income
 before income tax provision .....         $1,759,000        $    787,000        $  1,632,000        $  3,187,000
                                         ============        ============        ============        ============


(1) Amounts previously reported in 1999 have been revised to reflect an allocation of certain marketing and administrative expenses to the segments. Prior segment disclosure reflected the expenses in Brooktrout Technology.

(2) Included in the Brooktrout Technology income from operations for the six months ended June 30, 2000 is approximately $540,000 in expenses related to Beacon Networks. For the three months ended June 30, 2000, Beacon Networks' results are reflected in other income (expense).

                                Brooktrout, Inc.
              Notes to Condensed Consolidated Financial Statements

14.      Segment Reporting (Continued)

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


                                         Three Months Ended                Six Months Ended
                                             June 30,                          June 30,
                                    ---------------------------       ---------------------------
                                       2000             1999             2000             1999
                                    ----------       ----------       ----------       ----------
DEPRECIATION AND AMORTIZATION
  EXPENSE:

Brooktrout Technology               $1,233,000       $1,069,000       $2,468,000       $2,286,000
Brooktrout Software                     91,000          124,000          202,000          252,000
Interspeed                             214,000           85,000          385,000          154,000
                                    ----------       ----------       ----------       ----------

Consolidated depreciation and
  amortization expense              $1,538,000       $1,278,000       $3,055,000       $2,692,000
                                    ==========       ==========       ==========       ==========


15.      Subsequent Events

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

                                Brooktrout, Inc.
              Notes to Condensed Consolidated Financial Statements

16.      Restatement

         Subsequent to the issuance of the Company's Unaudited Condensed Consolidated Financial Statements as of and for the three and six months ended June 30, 2000, the Company's management was informed by Interspeed that consignment inventory transactions with certain resellers were incorrectly recorded as sales. In addition, Interspeed management has determined that a document relied upon to record a sale had been falsified. Accordingly, the revenue has been reversed and the inventory reclassified as consigned inventory; Interspeed will recognize revenue only as payments are received. Bonus accruals and unpaid commissions have also been adjusted to reflect the reduction in Interspeed recorded revenue.

         As a result of Interspeed's restatement of its financial statements, the Company has restated its financial statements as of June 30, 2000 and for the three and six-month periods then ended. A summary of significant effects of the restatement follows:

                                                                        AS PREVIOUSLY
                                                                           REPORTED        AS RESTATED
                                                                        -------------      -----------
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEET AS OF JUNE 30, 2000
Accounts receivable-net                                                  $36,532,000       $27,400,000
Inventory                                                                 19,902,000        25,013,000
Accrued compensation and commissions                                       4,895,000         4,501,000
Minority interest                                                          7,209,000         5,595,000
Additional paid-in capital                                                61,770,000        61,692,000
Retained earnings                                                         41,696,000        39,761,000


                                                            Three Months Ended                      Six Months Ended
                                                               June 30, 2000                          June 30, 2000
                                                    AS PREVIOUSLY                           AS PREVIOUSLY
                                                       REPORTED          AS RESTATED           REPORTED          AS RESTATED
                                                    -------------        ------------       -------------        ------------
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF
     OPERATIONS
Revenue                                              $ 47,203,000        $ 40,669,000        $ 86,322,000        $ 77,770,000
Cost of product sold                                   18,911,000          14,797,000          35,074,000          30,012,000
Research & development                                  8,499,000           8,364,000          17,041,000          16,906,000
Selling, general and administrative                    14,587,000          14,699,000          27,685,000          27,797,000
Minority interest in loss of subsidiary                  (964,000)         (2,031,000)         (2,654,000)         (4,186,000)
Net income                                              2,895,000           1,565,000           3,850,000           1,915,000
         Basic income per common share               $       0.24        $       0.13        $       0.33        $       0.17
         Diluted income per common share             $       0.23        $       0.12        $       0.30        $       0.15

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

As discussed in see Note 16 to the unaudited condensed consolidated financial statements the unaudited condensed consolidated financial statements as of and for the three months ended June 30, 2000 have been restated. The accompanying discussion and analysis gives effect to the restatement.


Three Months Ended June 30, 2000 and 1999

         Revenue during the three months ended June 30, 2000 increased by approximately 20% to $40,669,000, up from $33,791,000 during the three months ended June 30, 1999. The majority of the growth was generated by the Company's Brooktrout Technology segment. There was an increase in switching and access products sold combined with an increase in messaging products sold. These increases in revenue were partially offset by a decline in voice mail systems sold for Today's Network applications.

         Cost of product sold was $14,797,000, or 36% of revenue, during the three months ended June 30, 2000, compared to $13,213,000, or 39% of revenue, for the same period in 1999. Gross profit percentage was approximately 64% and 61% for the three months ended June 30, 2000 and 1999, respectively. The increase in gross profit percentage was due to a change in the mix of products sold, including increases of New Network products, which generally achieve gross margins in the range of 74% and 75%, and decreases in legacy business voice products for Today's Network, which generally achieved gross margins in the range of 45% and 50%.

         Research and development expense was $8,364,000, or 21% of revenue, compared with $6,778,000, or 20% of revenue, for the three months ended June 30, 2000 and 1999, respectively. The dollar increase is primarily attributable to increased product development at Brooktrout Technology combined with development of the DSL products of Interspeed. The Company's continuing development efforts are focused on its switching and access products that allow customers to create the infrastructure to support the New Network, messaging products that allow integration of voice, fax and e-mail into one location, IP Telephony products and e-Business products.

         Selling, general and administrative expense was $14,699,000 during the three months ended June 30, 2000, compared with $11,279,000 during the same period in 1999. The increase was generated by increased staffing and marketing initiatives at all three segments of the business. As a percentage of revenue, selling, general and administrative expense for the second quarter of 2000 was 36% of revenue, compared with 33% for the second quarter of 1999.

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

         Minority interest in loss of subsidiary was $2,031,000 for the three months ended June 30, 2000, which represents the minority shareholders' portion of the losses of Interspeed.

Six Months Ended June 30, 2000 and 1999

         Revenue during the six months ended June 30, 2000 increased by approximately 18% to $77,770,000, up from $66,009,000 during the six months ended June 30, 1999. The majority of the growth was generated by the Company's Brooktrout Technology segment. There was an increase in switching and access products sold combined with an increase in messaging products sold. These increases in revenue were partially offset by a decline in voice mail systems sold for Today's Network applications.

         Cost of product sold was $30,012,000, or 39% of revenue, during the six months ended June 30, 2000, compared to $26,170,000, or 40% of revenue, for the same period in 1999. Gross profit percentage was approximately 61% and 60% for the six months ended June 30, 2000 and 1999, respectively. The slight increase in gross profit percentage was due to a change in the mix of products sold.

         Research and development expense was $16,906,000, or 22% of revenue, compared with $13,314,000, or 20% of revenue, for the six months ended June 30, 2000 and 1999, respectively. The dollar increase is primarily attributable to increased product development at Brooktrout Technology combined with development of the DSL products of Interspeed. The Company's continuing development efforts are focused on its switching and access products that allow customers to create the infrastructure to support the New Network, messaging products that allow integration of voice, fax and e-mail into one location, IP Telephony products and e-Business products.

         Selling, general and administrative expense was $27,797,000 during the six months ended June 30, 2000, compared with $21,621,000 during the same period in 1999. The majority of this increase was generated by Interspeed due to increased staffing and marketing initiatives. In addition, there was an increase at Brooktrout Technology and Brooktrout Software as a result of increased staffing and related expenses in the sales and marketing areas. As a percentage of revenue, selling, general and administrative expense for the first six months of 2000 was 36% of revenue, compared with 33% for the first six months of 1999.

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

         Minority interest in loss of subsidiary was $4,186,000 for the six months ended June 30, 2000, which represents the minority shareholders' portion of the losses of Interspeed.


Liquidity and Capital Resources

         For the six months ended June 30, 2000, the Company funded its Brooktrout Technology and Brooktrout Software operations principally through operating revenue and it's Interspeed operations through Initial Public Offering ("IPO") proceeds. The Company's working capital increased from $65,100,000 at December 31, 1999 to $66,305,000 at June 30, 2000. This increase was a result of increases in accounts receivable and inventory balances offset by an increase in accounts payable and other accrual balances. Interspeed's cash balance at June 30, 2000 was $6,400,000 and is solely available for use by Interspeed.

         On June 29, 2000, Beacon Networks completed an equity financing transaction in which the Company and outside investors purchased Beacon Networks Series A Preferred Stock. The Company expended approximately $2,500,000 in this financing transaction and is no longer the controlling shareholder of Beacon Networks.

         On October 1, 1999, the Company's Board of Directors approved the purchase of up to one million shares of the Company's common stock during the twelve month period ending September 30, 2000. Through June 30, 2000, the Company had repurchased a total of 248,428 shares for a total cash purchase of $3,500,000.

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

         During the first six months of 2000, the Company invested approximately $3,800,000 in capital equipment. A substantial portion of this was related to the expansion of the Company's facilities. In addition, the Company invested approximately $2,000,000 on purchased software to support New Network applications. The Company currently has no material commitments for additional capital expenditures.

         During the first six months of 2000, the Company generated approximately $3,000,000 from the sale of common stock as a result of employee stock option purchases.

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

         None

Item 3. Defaults Upon Senior Securities

         None

Item 4. Submission of Matters to a Vote of Security Holders

         On May 11, 2000, the Company held its 2000 Annual Meeting of Stockholders (the "Annual Meeting"). At the Annual Meeting, stockholders of the Company were asked to consider proposals (the "Proposals") (i) to elect one Class II Director, to serve for a three-year term until the 2003 annual meeting of stockholders and until his successor is duly elected and qualified, (ii) to consider and act upon a proposal to approve an amendment to the Company's 1992 Stock Incentive Plan, as amended, (the "1992 Plan") to increase the number of shares of the Company's common stock reserved for issuance under the 1992 Plan,
(iii) to consider and act upon a proposal to approve an amendment to the Company's Amended and Restated 1992 Stock Purchase Plan (the "Purchase Plan") to increase the number of shares of the Company's common stock subject to issuance under the Purchase Plan, (iv) to consider and act upon a proposal to adopt an amendment to the Company's Articles of Organization, as amended, increasing the number of authorized shares of the Company's common stock, $.01 par value per share, and (v) to consider and act upon a proposal to ratify and approve the selection of Deloitte & Touche LLP as the Company's independent auditors for the fiscal year ending December 31, 2000.

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

         None

Item 6. Exhibits

         (a) Exhibits

         3.1      Restated Articles of Organization of the Company (filed as
                  Exhibit 3.1 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999, as filed with the SEC on March 30, 2000 [File No. 000-20698], and incorporated herein by reference).

         3.2 Articles of Amendment to the Restated Articles of Organization of the Company (filed as Exhibit 3.2 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999, as filed with the SEC on March 30, 2000 [File No. 000-20698], and incorporated herein by reference).

         3.3 Articles of Amendment to the Restated Articles of Organization of the Company.

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


                                            BROOKTROUT, INC.


Date: November 16, 2000             By: /s/ Eric R. Giler
                                       ------------------------------
                                       Eric R. Giler
                                       President
                                       (Principal Executive Officer)


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

                                  EXHIBIT INDEX


Exhibit
Number                            Description of Exhibit

3.1 Restated Articles of Organization of the Company (filed as Exhibit 3.1 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999, as filed with the SEC on March 30, 2000 [File No. 000-20698], and incorporated herein by reference).

3.2 Articles of Amendment to the Restated Articles of Organization of the Company (filed as Exhibit 3.2 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999, as filed with the SEC on March 30, 2000 [File No. 000-20698], and incorporated herein by reference).

3.3 Articles of Amendment to the Restated Articles of Organization of the Company.

27       Financial Data Schedule (as restated).