Form 10-Q/A
period 2000-03-31
BROOKTROUT INC
filed 2000-11-17
CIK 754516

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
--------------------------------------------------------------------------------

                         AMENDMENT NO. 2 ON FORM 10-Q/A

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

                               Page 1 of 32 pages

                                BROOKTROUT, INC.
                         AMENDMENT NO. 2 ON FORM 10-Q/A

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
                                                      ==========          ==========

                                Brooktrout, Inc.
              Notes to Condensed Consolidated Financial Statements


4.   Inventory

     Inventory is carried at the lower of cost (first-in, first-out basis) or market and consisted of the following:

                                                        March 31,          December 31,
                                                          2000                 1999
                                                        ---------          ------------

Raw materials ..............................          $ 8,123,000          $ 7,254,000
Work in process.............................            1,210,000            1,658,000
Finished goods .............................            9,287,000            5,290,000
                                                      -----------          -----------
   Total ...................................          $18,620,000          $14,202,000
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

                                Brooktrout, Inc.
              Notes to Condensed Consolidated Financial Statements

                                            Three Months Ended
                                                 March 31,
                                     --------------------------------
                                         2000                 1999
                                     -------------         ----------

Depreciation and amortization
  expense:

Brooktrout Technology                  $1,235,000          $1,217,000
Brooktrout Software                       111,000             128,000
Interspeed                                171,000              69,000
                                       ----------          ----------
Consolidated depreciation and
  amortization expense                 $1,517,000          $1,414,000
                                       ==========          ==========


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

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No.2 on Form 10-Q/A to be signed on its behalf by the undersigned thereunto duly authorized.


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