Form 10-Q/A
period 2000-06-30
BROOKTROUT INC
filed 2000-11-17
CIK 754516

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             -----------------------

                          AMENDMENT NO.2 ON FORM 10-Q/A

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


                               Page 1 of 32 pages

                                BROOKTROUT, INC.
                               AMENDMENT NO. 2 ON
                 FORM 10-Q/A FOR THE QUARTER ENDED JUNE 30, 2000
                                TABLE OF CONTENTS

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
                               ==========       ==========       ==========       ==========



4.       Inventory

         Inventory is carried at the lower of cost (first-in, first-out basis) or market and consisted of the following:

                                                 June 30,        December 31,
                                                   2000              1999
                                               -----------       -----------

Raw materials ..........................       $10,206,000       $ 7,254,000

Work in  process .......................           868,000         1,658,000

Finished goods .........................        13,939,000         5,290,000
                                               -----------       -----------

      Total ............................       $25,013,000       $14,202,000
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