Form 10-K405
period 2000-12-31
BROOKTROUT INC
filed 2001-03-19
CIK 754516

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
                  FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO
           SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark one)

/X/       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2000

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from _______ to _______.

                          Commission File No. 000-20698

                                BROOKTROUT, INC.
             (Exact Name of Registrant as Specified in Its Charter)

         MASSACHUSETTS                                    04-2184792
(State or Other Jurisdiction of                         (I.R.S.  Employer
 Incorporation or Organization)                         Identification No.)

            250 FIRST AVENUE, SUITE 300, NEEDHAM, MASSACHUSETTS 02494
               (Address of Principal Executive Offices)(Zip Code)

       Registrant's telephone number, including area code: (781) 449-4100

        Securities registered pursuant to Section 12(b) of the Act: None

           Securities registered pursuant to Section 12(g) of the Act:
                         Common Stock (title of class)

       Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes /X/   No / /

       Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

       As of January 31, 2001, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $91.1 million, based on the closing price of $10.0625 on such date of the Company's common stock on the Nasdaq National Market System.

       As of January 31, 2001, 12,126,493 shares of common stock, $.01 par value per share, were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

       Portions of (i) the Company's Annual Report to Shareholders for the fiscal year ended December 31, 2000 are incorporated into Part II of this Form 10-K and (ii) the Company's Proxy Statement relating to the 2001 Annual Meeting of Shareholders of the Company is incorporated into Part III of this Form 10-K.

                                     PART I

       This Annual Report on Form 10-K contains certain statements that are "forward-looking statements" as that term is defined under the Private Securities Litigation Reform Act of 1995 and releases issued by the Securities and Exchange Commission. The words "believes," "expects," "anticipates," "intends," "estimates" and other expressions that are predictions of or indications of future events and trends and that do not relate to historical matters identify forward-looking statements. Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to differ materially from anticipated future results, performance or achievements expressed or implied by such forward-looking statements. There are a number of important factors that could cause the results of the Company to differ materially from those indicated by such forward-looking statements, including those detailed under the heading "Risk Factors" in the Registrant's 2000 Annual Report to Shareholders, which statements are incorporated herein by reference. The Company undertakes no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

ITEM 1.  BUSINESS

OVERVIEW

       Brooktrout, Inc. (the "Company" or "Brooktrout") is a Massachusetts corporation founded in 1984. During 1999, the Company changed its name from Brooktrout Technology, Inc. to Brooktrout, Inc. The Company delivers communications hardware and software products that enable the development of applications ranging from Internet Protocol ("IP") telephony and embedded voicemail to wireless messaging for the new global communications network. The Company's strategy is to collaborate with its partners to help them increase existing business, expand into new markets and accelerate the delivery of new applications and services. The Company sells its products to system vendors, service providers, original equipment manufacturers ("OEMs"), and value-added resellers ("VARs"), both domestically and internationally through a direct sales force and a two-tiered distribution system.

       The rapid evolution of the world's telecommunications systems has created important market opportunities for the Company. One opportunity involves core technologies and platforms that are primarily used in business premise products such as fax, LanFax, and voice mail - Today's Network. Another opportunity - the New Network(TM) - is the result of the global investments that are being made to expand the capabilities of today's communication networks. These New Network opportunities enable data, voice and fax information to be distributed using packet-based data networks, such as the Internet, for portions of the transmission and also to be distributed using the traditional circuit-switched telephone network.

       Effective electronic communication over the New Network is dependent upon network infrastructure technology that weaves together the many disparate systems and applications already existing with the new and emerging technologies. The Company markets many of its products to customers who are creating the infrastructure to support the New Network. The Company believes that another important market for its products is the unified messaging market. In unified messaging, hardware and software applications enable users to integrate their voice, fax and e-mail messages into one location, accessible from their telephone or laptop computer. Another important New Network market segment is the e-Commerce market. The Company believes that business-to-business automation, both wired and wireless, is an important growth area for the new economy and for the Company. E-commerce and unified messaging are examples of the enhanced communication services that the Company anticipates will continue to be developed for the New Network.

       Strategic acquisitions have also contributed to the Company's growth. On December 17, 1998, the Company acquired the assets and assumed certain liabilities of the Computer Telephony Products ("CTP") business of Lucent Technologies, Inc ("Lucent"). The CTP business provides technologies for the voice processing industry and manufactures hardware and software components that connect PCs and Local Area Networks ("LANs") with telephone networks.

    Prior to February 8, 2001, the Company was organized and reported the results of its operations in three operating segments, Brooktrout Technology, Inc. ("Brooktrout Technology"), Brooktrout Software, Inc. ("Brooktrout Software"), and Interspeed, Inc. ("Interspeed"). On February 8, 2001, the Company's Board of Directors adopted formal plans to discontinue its Brooktrout Software and Interspeed segments. Accordingly, the Company has reclassified the accompanying consolidated financial statements to reflect the discontinuance of these two segments. (See also notes 1(c) and note 2 to the consolidated financial statements). Financial information concerning the Company's segments is summarized in note 13 to the consolidated financial statements in the Registrant's 2000 Annual Report to Shareholders, which information is incorporated herein by reference.

       The following business description pertains primarily to the continuing operations of the Company's Brooktrout Technology segment.

PRIMARY PRODUCTS AND TARGET MARKETS

PRODUCTS

       TRXSTREAM(TM) SERIES media resource platforms support real-time voice and fax transmission over circuit and IP packet data networks.

       - TR1000(TM) SERIES is a high-density messaging platform that supports up to 120 voice channels and up to 8 intelligent fax channels per board. The TR1000 is a service provider application platform used in applications such as messaging, conferencing, connection services, and voice portals. The TR1000 combines high-density voice and fax resources onto a single card, which enables simplified development and faster time-to-market for New Network applications.

       - TR1100(TM) SERIES is an enterprise applications platform for developers building high-density New Network applications for contact centers, voice portals and fax and voice messaging. The TR1100 provides up to 60 independently configurable voice or fax channels with an integrated T1/E1/ISDN network interface. The TR1100, when combined with the latest release of Brooktrout's RealComm 100(TM), a communications media server and software development kit ("SDK"), provides developers with an open, standards-based platform for developing New Network applications.

       - TR2001(TM) SERIES is a service provider development platform that powers voice/fax gateways, as well as new applications such as Internet call-waiting and push-to-talk web-based telephony. The TR2001 Series is a real-time IP platform that supports up to 60 channels of voice and fax over IP per board. The TR2001 can operate in a dual Pentium configuration that helps minimize host processor loads and provides a high degree of scalability. In addition, for developers who want the same degree of reliability and scalability in a single chassis, the TR2001 supports MVIP and SCbus configurations.

       NETACCESS(R) CPCI WAN ACCESS CARD is a high-density T1/E1/ISDN network connectivity platform with up to eight software-selectable T1/E1 ports, H.110 telephony bus, and Ethernet in a single cPCI slot, and thousands of simultaneous data or voice sessions per system. With an intelligent, field-proven on-board software stack and an HDLC packet engine, the Netaccess architecture enables feature-rich and robust performance across a variety of applications and provides a faster time-to-market alternative to embedded, proprietary approaches.

       NS700(TM) SS7 SERIES is a robust product line that offers the necessary features and proven field experience for developing carrier-grade applications (MTP2 through ISUP and TCAP, and single or multi-chassis implementations). The NS700 Series of interface cards support up to 32 SS7 links on up to eight T1/E1 interfaces, running a full SS7 software stack. Rapid development and deployment of new services is assured by TDAPI, a powerful C language applications programming interface ("API"). For OEM customers who wish to deploy their own high-level SS7 stack, Brooktrout provides an interface for the MTP2 layer on its Netaccess line of interface cards.

       REALCOMM 100(TM) is a high-performance, industry-standard (ECTF S.100) communications server software that enables developers to build innovative communications solutions for call centers, interactive voice response, enhanced call services, automated attendant and directory services and unified messaging. In addition, the RealComm 100 communications server software helps reduce developers' time-to-market by implementing rich resource management services and hardware abstraction, enabling scalable, distributed applications.

       VANTAGE(TM) SERIES are versatile voice processing platforms for developing robust, highly scalable, high-density messaging and digital recording applications. The Vantage Series provide up to 8 ports of voice on a single resource card, in either ISA or PCI form factors. The Vantage Series includes optional H.100 open standards interfaces and CTR-21 international approval.

       TR114(TM) SERIES are intelligent boards designed for high-performance fax and fax/voice messaging systems. The TR114 provides up to 16 intelligent fax and voice channels offering full fax and voice processing on each. The TR114 is one of the most widely used intelligent fax boards in the industry. The TR114 has extended support for Internet faxing, both for T.37-compatible store-and-forward and T.38 real-time transmissions. The TR114 is used in New Network applications such as IP- and Web-based messaging.

       TRUFAX(R) SERIES are fax-processing boards designed for small and medium businesses. TruFax products incorporate many of the functions that contribute to the high-reliability of the TR114 Series products, but do not support advanced features such as Internet fax, color fax, or voice processing.

       ENSEMBLE(TM) SERIES is a flexible, low-cost PC system designed as an ideal host for compact voice processing solutions. The Ensemble line consists of a range of PCs bundled with Brooktrout Technology cards. This single, integrated system provides developers with a stable, high-reliability combination, offering superior performance over other compact platforms, while priced less than if the components were sold separately.

       PRELUDE(TM) SERIES is a family of half-size, low-cost, full-featured voice processing platforms for PC systems. The Prelude Series includes the Duet 2-port and Quartet 4-port analog half-size cards that enable developers to build voice messaging and digital recording systems based on a "miniature" PC architecture, reducing overall costs while maintaining full voice processing functionality.

       RDSP(TM) SERIES are PC voice processing platforms that provide developers with proven voice processing for ISA bus-compatible computers. The RDSP Series include up to 24 ports of voice on a single resource card that supports development of robust solutions for messaging, digital recording, and other computer telephony applications.

       RTNI(TM) SERIES are advanced telephony network interface cards that offer developers a reliable, flexible and scalable solution for adding voice processing and call switching to PC systems. The RTNI Series includes 2 T1, 2 E1, and 24 analog interfaces. Each card provides a T1/E1 compatible and analog communication interface for the RDSP and Vantage Series platforms through the MVIP bus.

       REALCT(R) DIRECT is a low-level API driver that provides the interface between an operating system and Brooktrout Technology hardware. These drivers provide developers with direct access to any device in a computer telephony environment, enabling development of applications and direct control over all devices in the system. Using this driver-level control, developers can create powerful, robust applications that take full advantage of processor and other system resources.

MARKETS

       The following is a description of the target market segments in which the Company is focused, and the products that serve them:

VOICE OVER PACKET GATEWAYS

       Voice over packet technology is at the center of the New Network, and The Company's technologies bridge the gap between the old analog world and the new digitized packet and wireless networks. The Company's service provider customers develop product solutions for local phone companies, Internet service providers, and wireless operators, who then provide their subscribers with enhancements to paid phone and Internet services such as Internet call waiting, wireless messaging, or other advanced voice, fax, and messaging features. As the industry evolves from the circuit-switched system that has carried voice traffic for generations to the new packet-switched network, which carries data, Internet traffic and voice, The Company's technology is designed to communicate with both, offering the link that allows voice traffic to move between the two. The Company's Netaccess and TR2001 Series products are used in voice over packet gateways.

CONTACT CENTERS

       Within the contact center market, the end-user customer purchases solutions from Brooktrout Technology partners, then uses the solutions to expand or enhance telecommunications capabilities within a single department or across an entire organization. In addition to providing the link between circuit switched and packet-based networks, Brooktrout's products bring market-established digital recording capabilities to telephone contact centers. The Company's technical expertise and products make it possible for customers to incorporate core voice and data technologies into powerful, full-featured products compatible with standard platforms. The Company's RealComm 100 and TRxStream Series are used in contact center applications.

WIRELESS INFRASTRUCTURE

       As with the circuit-switched phone network, wireless providers are looking to expand offerings to customers. The Company's Netaccess brand interface cards and SS7 solutions provide the key link between the wireless user and the land-based telephone system. The Company's hardware is used inside base station controllers to communicate to the master server to provide timely accurate usage information. The boards can also be used as an interface to the outbound gateway in a base station controller that is being used for general packet radio service, a specialized "always on" service for sending and receiving data across the wireless network. The Company's Netaccess and NS700 SS7 Series products are used in wireless infrastructure systems.

ENHANCED SERVICES

       Enhanced services are those calling and call management features that help a carrier to compete and to increase the value it delivers to its customers. The best known services include features such as caller ID, network voice mail, pre-paid calling cards, forwarding and follow-me services, screening, never-busy fax, and three-way calling, as well as newer features such as credit card processing, barge-in voice technology, and talking call waiting. In each case, these services are increasingly available over all standard carrier platforms: the public circuit-switched telephone network, Internet protocol or IP network, and the various wireless systems used around the world. The Company's hardware is suitable for carrier-class customers regardless of whether the installation is on an application-specific platform, as an enhanced peripheral in a central office switch, or as part of the soft switch architecture delivering media processing for enhanced services. The Company's TR1000 and NS700 SS7 Series products are used in enhanced services applications.

MESSAGING

       Messaging products have been the Company's core business since the Company was founded. In today's business environment, messaging includes e-mail, voice mail, fax, pagers and a new generation of subscriber services all sharing a company network, the Internet, wireless system, or standard phone lines. Electronic messaging enables businesses to increase productivity, bring improvements to customer service, supplier relations, marketing, and many other aspects of its business. It offers the flexibility to communicate with the timeliness of the telephone and the accuracy of print. Proven expertise and leadership in both voice and fax messaging technologies has uniquely positioned Brooktrout to succeed in the burgeoning unified messaging market. The Company offers developers a full line of solutions to enable a great variety of messaging applications and enhanced features. The Company's TR1100 Series, TR114 Series, TruFax Series, RealComm 100, Vantage Series, Ensemble Series, Prelude Series, RDSP Series, RTNI Series, TRNIC Series, RealCT Direct, Enhanced Call Control API, TR Series API and Real-Time Fax API are used in messaging applications.

CUSTOMERS, SALES AND MARKETING

       The Company sells its products to system vendors, service providers, OEMs, and VARs, both domestically and internationally, through a direct sales force and a two-tiered distribution system. The two-tiered distribution arrangement is with Tech Data Corporation, a leading networking supplier, and Ingram Micro, a leading wholesale distributor of computer technology products and services.

       The Company ordinarily sells its products on the basis of purchase orders received from customers. From time to time, the Company has entered into agreements with certain of its customers, which agreements establish terms and conditions for sales. These agreements generally do not establish any long-term fixed purchase or supply commitments for either party.

       In 2000, 1999 and 1998, sales to Lucent, the Company's largest customer, accounted for 22%, 14%, and 24% respectively, of the Company's total revenues. The Company sells its products to a number of separate business units within Lucent. In 2000, sales to Lucent have predominantly been of the TRxStream Series product line for use in New Network applications.

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

VALUE-ADDED RESELLERS (VARS)

       VARs typically purchase the Company's products for resale to an end-user enterprise customer together with application software developed by the VAR or purchased from an independent software vendor ("ISV"). The Company has established a network of resellers, including many who are designated Brooktrout Authorized Resellers. The Company employs direct sales people and manufacturers' representatives to recruit, train and assist VARs. The Company also uses a two-tiered distribution system for some of its fax, voice, network interface and multi-port modem products, utilizing national distributors who then sell to VARs.

INTERNATIONAL

       The Company sells its products to service providers, OEMs and VARs internationally through a direct sales force organized by region. The Company has established sales offices in Belgium, the United Kingdom, Germany, Australia and Canada.

       The Company's international sales efforts are initiated from corporate headquarters in the United States and internationally located sales and support offices. International sales accounted for approximately 16%, 23% and 20% of total revenues in 2000, 1999 and 1998, respectively.

       Most countries require technical approvals from their telecommunications regulatory agencies for products that operate in conjunction with the local telephone system. Obtaining these approvals is generally a prerequisite for sales in a given jurisdiction. Obtaining requisite approvals may require from two months to a year or more depending on the product and the jurisdiction. The Company, its distributors or its customers have received product approvals for the Company's fax and voice products from agencies in Australia, Canada, France, Germany, Hong Kong, Korea, Italy, Japan, Malaysia, the Netherlands, New Zealand, Singapore, Sweden, Switzerland, Mexico, Ireland, Norway, Denmark,

India, Czech Republic, the United Kingdom, Austria, Belgium, Finland, Greece, Luxembourg, Portugal, Spain, the European Union, China, Thailand, Argentina, Israel, South Korea, Russia, South Africa, Morocco, Iceland and the United States.

BROOKTROUT'S PARTNER CONNECTION PROGRAM

       The Company has established a Partner Connection Program for OEMs, service providers and VARs. The participants in the Partner Connection Program receive technical support, training, a quarterly newsletter and marketing assistance on a priority basis, which the Company believes facilitates development and deployment of their solutions throughout the world.

TECHNICAL SUPPORT AND WARRANTIES

       The Company backs its products with responsive, engineering level support. Many of the Company's technical support staff members hold bachelor's degrees in electrical engineering or computer science. Staff members place the highest priority on providing timely, accurate information, as well as advice on how to take advantage of the Company's sophisticated product line. The Company's technical support personnel have been a source of product improvements and new features and functions resulting from their close working relationships with customers. The Company's technical support activities represent an integral element of its marketing strategy.

       Brooktrout warrants its hardware products against defects in materials and workmanship. In March 2000, the Company increased the warranty on its generally available network interface and signal processing products to five years from the date of purchase from the Company. The Company extended its warranty for competitive purposes, as certain of the Company's competitors had recently shortened their warranties and begun charging for additional warranty coverage. Products purchased on or after January 1, 2000 are covered under this new warranty. For hardware products purchased before January 1, 2000, the warranty generally extends for periods of twelve to thirty-six months from the date of purchase. Brooktrout has also provided, from time to time, extended warranties to certain customers under contractual agreements or for additional consideration.

RESEARCH AND DEVELOPMENT

       The market for electronic communications products is generally characterized by rapid technological change, changes in customer requirements, frequent new product introductions and enhancements and emerging industry standards. The Company focuses significant resources on improving its products in response to changes in operating systems, application software, computer and telephony hardware, networking software, programming tools and computer language technology. During the years ended December 31, 2000, 1999, and 1998, the Company spent approximately 17%, 15%, and 14% of total revenues, respectively, on research and development. Research and development expenses have been charged to operations as incurred. The Company is continuing its development efforts for its current products, as well as developing new products and next generation versions of its current products. The Company believes significant investments in product development are required to remain competitive. As a consequence, the Company intends to continue to increase the dollar amount of its product development expenditures in the future.

       On September 29, 2000, the Company acquired rights to certain in-process technology that, upon completion, is intended to result in a single CompactPCI circuit board that will provide an STS-1 interface that is capable of handling 28 T1 links (672 voice channels) and echo cancellation. The Company recorded a one-time charge of $2,550,000 in 2000 for the purchased research and development rights in the STS-1 project, which has not yet reached technological feasibility, has no alternative future use, and for which successful development is uncertain.

COMPETITION

       The Company is in direct competition with companies offering similar products or products responsive to similar applications. In addition, there is always the potential for new entrants into the Company's markets by other companies, including the Company's customers and suppliers. The Company believes that the principal competitive factors affecting the market for the Company's products and services include product functionality and features, product quality, performance and price, ease of product integration, and quality of customer support services. The relative importance of each of these factors depends upon the specific customer environment. Although the Company believes that its products and services currently compete favorably with respect to such factors, there can be no assurance that the Company can maintain its competitive position against current and potential competitors.

       Many of the Company's current and potential competitors have longer operating histories, significantly greater financial, technical, product development and marketing resources, greater name recognition and larger customer bases than the Company. The Company's present or future competitors may be able to develop products comparable or superior to those developed by the Company, adapt more quickly than the Company to new technologies, evolving industry trends or customer requirements, or devote greater resources to the development, promotion and licensing of their products than the Company. Accordingly, there can be no assurance that competition will not intensify or that the Company will be able to compete effectively in its market.

       The Company has faced, and expects that it will to continue to face, increasing pricing pressures from its current competitors and new market entrants. The Company's competitors may engage in pricing practices that cause the Company to reduce the average selling prices of its products. To offset declining average selling prices, the Company believes that it must successfully develop and introduce on a timely basis new products or products that incorporate new features that can be sold at gross margins comparable to those on existing products. To the extent that such new products are not developed in a timely manner, do not achieve customer acceptance, or do not generate comparable gross margins, the Company's profitability may decline.

BACKLOG

       At December 31, 2000, the Company's backlog of firm orders for products and services was approximately $6,866,000 compared with approximately $9,400,000 at December 31, 1999. All of the backlog is expected to be shipped or provided before the end of 2001. The Company regards all orders as firm orders. Because of the possibility of customer changes in delivery schedules or of cancellation of orders, the Company's backlog as of any particular date may not be indicative of actual sales for any particular future period. The period of time between placement of an order and delivery of the product varies from one day for certain TRxStream Series products to ten months for certain OEM systems products.

MANUFACTURING

       The Company's manufacturing operations consist primarily of final assembly and testing of components, systems and subsystems. The Company tests its products at various stages in the manufacturing process. Each product undergoes a final load and functional test at the Company's Needham, Massachusetts or Salem, New Hampshire facilities prior to shipment.

       The Company uses independent manufacturers to perform printed circuit board assembly and testing. The Company believes it has good relationships with its subcontractors and has generally experienced timely delivery of products and satisfactory quality with respect to products manufactured by subcontractors. The Company's Needham, Massachusetts facility has achieved ISO 9002 certification and the Company's Salem, New Hampshire facility has achieved ISO 9001 certification.

PROPRIETARY TECHNOLOGIES

       The Company's software and firmware are protected by copyright laws. Because on-board and downloadable firmware represent an important element of the value of the Company's hardware products, the Company believes that it obtains significant protection for its proprietary interest in its hardware products, as well as its software products, from copyright laws. Certain design features, including ASICs (application specific integrated circuits), software and firmware, receive some protection under trade secret laws. Each employee of the Company has executed a proprietary information agreement designed to protect the trade secrets of the Company, inventions created in the course of employment with the Company and other proprietary information of the Company. There can be no assurance, however, that copyright and trade secret protection will be sufficient to prevent competitors from developing software and other technology similar to the software and other technology upon which the Company relies for a significant portion of its revenues. In addition, the Company has periodically received, and may receive in the future, communications from third parties asserting patent rights with respect to certain of the Company's products and features.

       The Company has acquired licenses under certain patents covering aspects of voice processing and voice transcoding technology, and licenses from third parties for some of the software used in certain of its voice and fax products. The Company pays royalties under these licenses with respect to its sales of certain products. The licenses generally extend for the life of the patent in question (in the case of patents) or in perpetuity (in the case of software), and are subject to termination only in the event of a breach. Royalties constitute a percentage of sales of particular products or product elements, or a fixed amount per unit of hardware or software distributed, and do not account for a material part of the Company's cost of product sold.

EMPLOYEES

       As of December 31, 2000, the Company had 374 full-time employees, of which 127 were engaged in engineering and product development, 130 in sales, marketing and technical support, 72 in administration, and 45 in manufacturing. None of the Company's employees are represented by a labor union and the Company believes its relations with its employees are good.

EXECUTIVE OFFICERS

       The executive officers of the Company as of March 19, 2001 are as follows:

       NAME                                      AGE                POSITION
       ----                                      ---                --------
Eric R. Giler................................    45      President and Director

David W. Duehren.............................    43      Vice President of Research and Development, Clerk and Director

Robert C. Leahy..............................    48      Vice President of Finance and Operations, and Treasurer

Heather J. Magliozzi.........................    38      Vice President of Corporate Communications

Jonathan J. Sirota...........................    59      Vice President

R. Andrew O'Brien............................    42      Vice President and General Manager, New Public Networks Group

John Ison....................................    45      Vice President and General Manager, Enterprise Markets Group

John M. Faiman...............................    47      Senior Vice President of Worldwide Sales

Mark D. Flanagan.............................    47      Vice President and President, Brooktrout Software

       Eric R. Giler is a Company founder and has been President and a Director of Brooktrout since the Company's inception in 1984. Prior to founding the Company, Mr. Giler worked primarily in the area of technical marketing and sales as a product manager with Teradyne, Inc. and as an applications engineering manager for Intec Corp. Mr. Giler is the former Chairman of the Massachusetts Telecommunications Council and a current board member. He received a Bachelor of Science degree from Carnegie-Mellon University and a Master of Business Administration degree from the Harvard Business School. Mr. Giler serves on the board of Interspeed, Inc. and Netegrity, Inc. Mr. Giler also is a director of various privately held high technology corporations.

       David W. Duehren is a Company founder and has been Vice President of Research and Development and a Director of Brooktrout since the Company's inception in 1984. Mr. Duehren is the former chairman of the Telecommunications Industry Association Committee TR29.1, the subcommittee responsible for Group 3 fax enhancements, and also contributes to worldwide International Telecommunications Union -- Telephony (ITU-T) and Internet Engineering Task

Force (IETF) standards. Mr. Duehren is also a member of the Institute of Electrical Electronic Engineers (IEEE). Mr. Duehren received a Bachelor of Science degree and Master of Science degree in Electrical Engineering from the Massachusetts Institute of Technology.

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

       Heather J. Magliozzi has been Vice President of Corporate Communications of Brooktrout since August 1998. Ms. Magliozzi was Director of Marketing from April 1996 to July 1998 and was Marketing Communications Manager from August 1994 to April 1996. Prior to joining Brooktrout, Ms. Magliozzi was a Marketing Manager for NEC Technologies from January 1985 to July 1994. Ms. Magliozzi received a Bachelor of Arts degree in English and Communications from Boston College.

       Jonathan J. Sirota has been a Vice President of Brooktrout since September 1994. Mr. Sirota was also General Manager of the Data Technology Division of Brooktrout from September 1998 to January 2001. Mr. Sirota was Vice President of Engineering from January 1994 to August 1998. Prior to joining Brooktrout, Mr. Sirota was Senior Vice President of Engineering and Operations for ERGO Computing, Inc. from March 1989 to January 1994. Mr. Sirota received a Bachelor of Science degree in Electrical Engineering from Rensselaer Polytechnic Institute and a Master of Science degree in Electrical Engineering from Massachusetts Institute of Technology.

       R. Andrew O'Brien has been Vice President and General Manager of the New Public Networks Group since January 2001. Mr. O'Brien was Vice President of Business Development of Brooktrout from July 1998 to January 2001 and Vice President of Marketing and Business Development from July 1993 to June 1998. Mr. O'Brien was Director of Marketing and Business Development from January 1993 to June 1993. Prior to joining Brooktrout, Mr. O'Brien was a consultant with McKinsey & Company, Inc. from September 1986 to January 1993. Mr. O'Brien received a Bachelor of Arts degree from Yale University and a Master of Business Administration degree from the Harvard Business School.

       John Ison has been Vice President and General Manager of the Enterprise Markets Group since January 2001. Mr. Ison was Vice President and General Manager of the Voice Technology Division of Brooktrout from April 1999 to January 2001. Prior to joining Brooktrout, Mr. Ison was Vice President of Marketing at Live Picture, Inc. and President and CEO at Newfire, Inc. Mr. Ison received a Bachelor of Science and a Master of Science in Management from the Massachusetts Institute of Technology and a Master of Science in Engineering from Dartmouth College.

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

ITEM 2.  PROPERTIES

       The Company leases facilities in Needham, Massachusetts, in Salem, New Hampshire and in Los Gatos, California. In Needham, Massachusetts, the Company leases three facilities, a 31,000 square foot manufacturing facility, a 38,000 square foot office that accommodates engineering, sales and marketing, and a 22,000 square foot facility that houses corporate headquarters. Two of the Needham, Massachusetts facilities are leased until 2006, and one until 2005. In Los Gatos, California, the Company leases an office of approximately 33,000 square feet for engineering, sales, marketing and administration. This lease expires in 2006. In Salem, New Hampshire, a 26,000 square foot leased facility is used for engineering, manufacturing, sales, marketing and administrative operations. This lease expires in 2003.

       The Company also maintains operating leases and office space for sales and support functions in Illinois, Florida, North Carolina, Belgium, Canada and the United Kingdom.

       The Company believes that its present facilities are adequate for its current needs and that suitable additional space will be available as needed.

ITEM 3.  LEGAL PROCEEDINGS

       In October 2000, several shareholder class action complaints were filed in the United States District Court for the District of Massachusetts by certain shareholders of Interspeed and of the Company. Certain of the complaints name, among others, the Company and certain of its current and former officers and certain of its directors as defendants. The lawsuits were filed after Interspeed's October 6, 2000 announcement that it would be restating its unaudited financial results for certain prior quarters of its fiscal year 2000. The complaints include allegations that the Company or certain of its officers and directors participated in and approved the issuance of the financial statements of Interspeed, that defendants are "controlling persons" of Interspeed, and that the defendants made false or misleading statements regarding the Company's own consolidated financial results. The plaintiffs are seeking unspecified damages. The Company is defending these actions vigorously and cannot reasonably estimate the impact on the Company's consolidated financial position or results of operations at this time.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

       Not applicable.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

       Information in response to this item appears under the captions "Stock Price Information" and "Shareholder Information" in the Company's Annual Report to Shareholders for the year ended December 31, 2000, which is included as
Exhibit 13 hereto and is incorporated into this report by reference.

ITEM 6.  SELECTED FINANCIAL DATA

       Information in response to this item appears under the caption "Selected Consolidated Financial Data" in the Company's Annual Report to Shareholders for the year ended December 31, 2000, which is included as Exhibit 13 hereto and is incorporated into this report by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

       Information in response to this item appears under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's Annual Report to Shareholders for the year ended December 31, 2000, which is included as Exhibit 13 hereto and is incorporated into this report by reference.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

       Information in response to this item appears under the caption "Quantitative and Qualitative Disclosures about Market Risk" in the Company's Annual Report to Shareholders for the year ended December 31, 2000, which is included as Exhibit 13 hereto and is incorporated into this report by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

       The Registrant's Consolidated Financial Statements as of and for the years ended December 31, 2000 and Supplementary Data are contained in the Company's Annual Report to Shareholders for the year ended December 31, 2000, which is included as Exhibit 13 hereto and is incorporated into this report by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

       Not applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

       Directors. The information appearing under the caption "Information Regarding Directors" in the Company's definitive Proxy Statement for its 2001 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, not later than 120 days after the close of the fiscal year, is incorporated into this report by reference.

       Executive Officers. Information with respect to executive officers appears under the caption "Executive Officers" in Part I, Item 1 of this report.

ITEM 11.  EXECUTIVE COMPENSATION

       Information in response to this Item appears under the caption "Executive Compensation" in the Company's definitive Proxy Statement for its 2001 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, not later than 120 days after the close of the fiscal year, and is incorporated into this report by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

       Information in response to this Item appears under the caption "Ownership of Equity Securities" in the Company's definitive Proxy Statement for its 2001 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, not later than 120 days after the close of the fiscal year, and is incorporated into this report by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

       Information in response to this Item appears under the caption "Certain Relationships" in the Company's definitive Proxy Statement for its 2001 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, not later than 120 days after the close of the fiscal year, and is incorporated into this report by reference.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

    (a, d)

        (1)  Financial Statements

       The following is included in Part II of this report, incorporated by reference from the Company's Annual Report to Shareholders for the year ended December 31, 2000 filed as Exhibit 13 hereto:

                                                                                                                     EXHIBIT 13
                                                                                                                     PAGE NO.
                                                                                                                     ----------
    Independent Auditors' Report.................................................................................         22
    Consolidated Balance Sheets as of December 31, 2000 and 1999.................................................          3
    Consolidated Statements of Operations for the Years Ended December 31, 2000, 1999, and 1998..................          4
    Consolidated Statements of Comprehensive Income (Loss) for the Years Ended December 31, 2000, 1999 and 1998..          5
    Consolidated Statements of Stockholders' Equity for the Years Ended December 31, 2000, 1999, and 1998........          6
    Consolidated Statements of Cash Flows for the Years Ended December 31, 2000, 1999, and 1998..................          7
    Notes to Consolidated Financial Statements...................................................................          8

        (2)  Financial Statement Schedules

       The following are contained on the indicated pages of this Annual Report on Form 10-K:

                                                                                                                     PAGE NO.
                                                                                                                     --------
        Independent Auditors' Report on Financial Statement Schedule.............................................         16
        Schedule IX Valuation and Qualifying Accounts............................................................         17

       Schedules not listed above are omitted because they are not required or because the required information is given in the Consolidated Financial Statements or Notes thereto.

        (3)  Exhibits

       Exhibits filed herewith or incorporated herein by reference are set forth in Item 14(c) below.

(b) Reports on Form 8-K

       None.

(c) Exhibits

       See Exhibit Index on the page immediately preceding exhibits.

                                   SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        BROOKTROUT, INC.

                                        By: /s/ ERIC R. GILER
                                           -------------------------------------
                                           Eric R. Giler, President

Date: March 19, 2001

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

          SIGNATURES                                           TITLE                                    DATE
          ----------                                           -----                                    ----
/s/ ERIC R. GILER                                  President and Director (Principal Executive     March 19, 2001
----------------------------------------------     Officer)
Eric R. Giler


/s/ ROBERT C. LEAHY                                Vice President of Finance and Operations,       March 19, 2001
----------------------------------------------     and Treasurer
Robert C. Leahy                                    (Principal Financial and Accounting Officer)



/s/ DAVID W. DUEHREN                               Vice President and Director                     March 19, 2001
----------------------------------------------
David W. Duehren


/s/ ROBERT G. BARRETT                              Director                                        March 19, 2001
----------------------------------------------
Robert G. Barrett

/s/ DAVID L. CHAPMAN                               Director                                        March 19, 2001
----------------------------------------------
David L. Chapman

/s/ W. BROOKE TUNSTALL                             Director                                        March 19, 2001
----------------------------------------------
W. Brooke Tunstall

INDEPENDENT AUDITORS' REPORT ON FINANCIAL STATEMENT SCHEDULE

To the Board of Directors and Stockholders of Brooktrout, Inc.:

We have audited the consolidated financial statements of Brooktrout, Inc. and subsidiaries (the "Company") as of December 31, 2000 and 1999, and for each of the three years in the period ended December 31, 2000, and have issued our report thereon dated February 8, 2001, which is incorporated by reference in this Annual Report on Form 10-K. Our audits also included the financial statement schedule of Brooktrout, Inc., listed in Item 14(a)(2) of this Annual Report on Form 10-K. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.


/s/ Deloitte & Touche LLP
------------------------------
Boston, Massachusetts
February 8, 2001

                                                                     SCHEDULE IX

                                BROOKTROUT, INC.

                        VALUATION AND QUALIFYING ACCOUNTS
                                 (In Thousands)

                                                   BALANCE AT        CHARGED TO                                     BALANCE
                                                   BEGINNING          COST AND                                       AT END
                                                   OF YEAR($)       EXPENSES($)    DEDUCTIONS($)      OTHER($)      OF YEAR($)
                                                   ----------       -----------    -------------      --------      ----------
ACCOUNTS RECEIVABLE ALLOWANCE ACCOUNTS:

For the year ended December 31, 1998                 1,164              958            (447)             638(1)       2,313

For the year ended December 31, 1999                 2,313              824            (671)              --          2,466

For the year ended December 31, 2000                 2,466              435            (201)             (53)         2,647

ALLOWANCE FOR OBSOLETE INVENTORY:

For the year ended December 31, 1998                 3,011            1,519             (58)              --          4,473

For the year ended December 31, 1999                 4,473            1,171            (962)              --          4,682

For the year ended December 31, 2000                 4,682            1,455          (1,305)              --          4,832

ACCRUED WARRANTY COSTS:

For the year ended December 31, 1998                   850              948            (484)              --          1,314

For the year ended December 31, 1999                 1,314              519            (529)              --          1,304

For the year ended December 31, 2000                 1,304              659            (406)             (58)         1,499

(1) Allowance for doubtful accounts recorded in connection with the CTP acquisition.

                                  EXHIBIT INDEX

EXHIBIT
  NO.                                  TITLE
-------                                -----
   2.1      Asset Purchase Agreement by and among BTGP, Inc. and Brooktrout Technology Europe Limited dated
            December 17, 1998 is hereby incorporated by reference from Exhibit 2.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission ("SEC") on December 29, 1998 (File No.
            000-20698).

   2.2      Asset Purchase Agreement by and among BTINH Operating Company, Inc. and Netaccess, Inc. dated June 30,
            1997 is hereby incorporated by reference from Exhibit 2.1 to the Company's Current Report on Form 8-K filed with the SEC on July 14, 1997 (File No. 000-20698).

   3.1      Restated Articles of Organization of the Company are hereby incorporated by reference from Exhibit 3.1 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999 filed with the
            SEC on March 30, 2000 (File No. 000-20698).

   3.2      Articles of Amendment to the Restated Articles of Organization of the Company are hereby incorporated by reference from Exhibit 3.2 to the Company's Annual Report on Form 10-K for the fiscal year ended
            December 31, 1999 filed with the SEC on March 30, 2000 (File No. 000-20698).

   3.3      Articles of Amendment to the Restated Articles of Organization of the Company are hereby incorporated by reference from Exhibit 3.3 to Amendment No. 2 to the Company's quarterly report on Form 10-Q/A for the fiscal quarter ended June 30, 2000, as filed with the SEC on November 17, 2000 (File No.
            000-20698).

   3.4      Amended and Restated By-laws of the Company are hereby incorporated by reference from Exhibit 3.3 to the Company's Registration Statement on Form S-1 with respect to its initial public offering of Common
            Stock as initially filed with the SEC on August 28, 1992 (File No. 33-51424).

  10.1      Lease between the Company and Trustees of Needham 152 Second Avenue Trust dated April 7, 1997 is hereby incorporated by reference from Exhibit 10.1 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997, as filed with the SEC on March 30, 1998 (File No. 000-20698).

  10.2      Lease between the Company and NAM Partners, L.P. dated December 28, 1998 is hereby incorporated by reference from Exhibit 10.2 to the Company's Annual Report on Form 10-K for the fiscal year ended
            December 31, 1998, as filed with the SEC on March 30, 1999 (File No. 000-20698).

  10.3      Assignment and Assumption of Lease between the Company and Lucent Technologies Inc. dated December 17,
            1998 is hereby incorporated by reference from Exhibit 10.3 to the Company's Annual Report on Form 10-K
            for the fiscal year ended December 31, 1998, as filed with the SEC on March 30, 1999 (File No.
            000-20698).

  10.4      Lease between the Company and Pacific Gateway Properties, Inc., dated August 15, 1995, as amended is hereby incorporated by reference from Exhibit 10.4 to the Company's Annual Report on Form 10-K for the
            fiscal year ended December 31, 1998, as filed with the SEC on March 30, 1999 (File No. 000-20698).

  10.5      Brooktrout, Inc. 1992 Stock Incentive Plan, as amended, is hereby incorporated by reference from
            Exhibit 10.1 to the Company's Registration Statement on Form S-8 filed with the SEC on September 19,
            1996 (File No. 333-12313).

  10.6      Second Amendment to Brooktrout, Inc. 1992 Stock Incentive Plan is hereby incorporated by reference from
            Exhibit 4.2 to the Company's Registration Statement on Form S-8 filed with the SEC on September 4, 1998
            (File No. 333-62959).

  10.7      Third Amendment to Brooktrout, Inc. 1992 Stock Incentive Plan incorporated by reference from Exhibit
            4.3 to the Company's Registration Statement on Form S-8 filed with the SEC on October 12, 1999 (File
            No. 333-88803).

  10.8      Fourth Amendment to Brooktrout, Inc. 1992 Stock Incentive Plan is hereby incorporated by reference from
            Exhibit 4.4 to the Company's Registration Statement on Form S-8 filed with the SEC on November 17, 2000
            (File No. 333-50138).

  10.9      Brooktrout, Inc. Amended and Restated 1992 Stock Purchase Plan is hereby incorporated by reference from
            Exhibit 4.3 to the Company's Registration Statement on Form S-8 filed with the SEC on September 4, 1998
            (File No. 333-62959).

  10.10     First Amendment to Brooktrout, Inc. Amended and Restated 1992 Stock Purchase Plan is hereby incorporated by reference from Exhibit 4.4 to the Company's Registration Statement on Form S-8 filed with the SEC on September 4, 1998 (File No. 333-62959).

  10.11     Second Amendment to Brooktrout, Inc. Amended and Restated 1992 Stock Purchase Plan is hereby incorporated by reference from Exhibit 4.7 to the Company's Registration Statement on Form S-8 filed with the SEC on November 17, 2000 (File No. 333-50138).

  10.12     Brooktrout, Inc. 1999 Stock Incentive Plan is hereby incorporated by reference from Exhibit 4.1 to the
            Company's Registration Statement on Form S-8 filed with the SEC on June 30, 2000 (File No. 333-40644).

  10.13     First Amendment to Brooktrout, Inc. 1999 Stock Incentive Plan is hereby incorporated by reference from
            Exhibit 4.2 to the Company's Registration Statement on Form S-8 filed with the SEC on June 30, 2000
            (File No. 333-40644).

  13        2000 Annual Report to Shareholders of Brooktrout, Inc. is filed herewith.

  21        List of Subsidiaries of the Company is filed herewith.

  23        Independent Auditors' Consent is filed herewith.