Form 10-Q
period 2001-03-31
BROOKTROUT INC
filed 2001-05-15
CIK 754516

Use these links to rapidly review the document
TABLE OF CONTENTS

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2001

OR

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from                to

Commission File No. 000-20698

BROOKTROUT, INC.
(Exact name of registrant as specified in its charter)

Massachusetts	04-2814792
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification number)
250 First Avenue, Suite 300 Needham, Massachusetts	02494-2814
(Address of principal executive offices)	(Zip code)

Registrant's telephone number, including area code:  (781) 449-4100

    Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    As of April 30, 2001, 12,130,993 shares of Common Stock, $.01 par value per share, were outstanding.

BROOKTROUT, INC.
FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2001

TABLE OF CONTENTS

PART I	FINANCIAL INFORMATION
Item 1.	Condensed Consolidated Financial Statements
Unaudited Condensed Consolidated Balance Sheets as of March 31, 2001 and December 31, 2000
Unaudited Condensed Consolidated Statements of Operations for the Three Months Ended March 31, 2001 and March 31, 2000
Unaudited Condensed Consolidated Statements of Comprehensive Income for the Three Months Ended March 31, 2001 and March 31, 2000
Unaudited Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2001and March 31, 2000
Notes to Unaudited Condensed Consolidated Financial Statements
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations
Introduction
Three Months Ended March 31, 2001 and March 31, 2000
Liquidity and Capital Resources
Risk Factors
Item 3.	Quantitative and Qualitative Disclosures about Market Risk
PART II	OTHER INFORMATION
Item 1.	Legal Proceedings
Item 6.	Exhibits and Reports on Form 8-K
Signatures

Brooktrout, Inc.

Unaudited Condensed Consolidated Balance Sheets

(In thousands, except share data)

	March 31, 2001	December 31, 2000
ASSETS
Current assets:
Cash and equivalents	$26,053	$23,294
Marketable securities	2,699	2,693
Accounts receivable (less allowance for doubtful accounts and sales returns of $2,651 in 2001 and $2,647 in 2000)	16,818	21,820
Inventory	18,978	19,609
Deferred tax assets	6,509	7,873
Prepaid expenses and other current assets	3,295	3,749

Total current assets	74,352	79,038
Equipment and furniture, less accumulated depreciation and amortization	7,230	7,574
Deferred taxes	6,584	6,584
Intangible assets, less accumulated amortization	10,743	11,186
Investments	1,605	2,660
Other assets	2,264	2,171

Total assets	$102,778	$109,213

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable and other accruals	$12,674	$15,171
Accrued compensation and commissions	3,491	3,442
Customer deposits	551	558
Accrued warranty costs	1,430	1,499
Net liabilities of discontinued operations	853	6,024

Total current liabilities	18,999	26,694
Deferred rent	257	260
Contingencies (note 11)
Shareholders' equity:
Common stock, $0.01 par value; authorized, 40,000,000 shares; issued and outstanding 12,386,377 shares in 2001 and 12,366,927 in 2000	124	124
Additional paid-in capital	63,382	63,348
Loans to officers	(11,760)	(11,760)
Accumulated other comprehensive loss	(179)	(188)
Retained earnings	35,715	34,495
Treasury stock, 255,384 shares in 2001 and 2000	(3,760)	(3,760)

Total shareholders' equity	83,522	82,259

Total liabilities and shareholders' equity	$102,778	$109,213

See notes to unaudited condensed consolidated financial statements.

Brooktrout, Inc.

Unaudited Condensed Consolidated Statements of Operations

(In thousands, except per share data)

	Three Months Ended March 31,
	2001	2000
Revenue	$27,063	$33,469
Cost and expenses:
Cost of product sold	11,195	12,937
Research and development	5,478	5,786
Selling, general and administrative	9,708	9,390

Total cost and expenses	26,381	28,113

Operating income	682	5,356
Other income (expense):
Interest income, net	310	606
Equity in loss of affiliates	(1,055)	—

Total other income (expense)	(745)	606

Income (loss) before income tax provision	(63)	5,962
Income tax provision	367	2,274

Income (loss) from continuing operations	(430)	3,688
Discontinued operations:
Loss from discontinued operations, net of tax benefit of $594 in 2000	—	(3,338)
Gain on disposal of discontinued operations, net of tax expense of $1,033 in 2001	1,650	—

Total gain (loss) from discontinued operations	1,650	(3,338)

Net income	$1,220	$350

Income (loss) per common share:
Continuing operations, basic	$(0.04)	$0.33
Continuing operations, diluted	(0.04)	0.30
Net income, basic	0.10	0.03
Net income, diluted	0.10	0.03
Shares for basic	12,126	11,235
Shares for diluted	12,126	12,380

See notes to unaudited condensed consolidated financial statements.

Brooktrout, Inc.

Unaudited Condensed Consolidated Statements of Comprehensive Income

(In thousands)

	Three Months Ended March 31,
	2001	2000
Net income	$1,220	$350
Unrealized gains (losses) on marketable securities	6	(14)
Foreign currency translation adjustment	3	(8)

Comprehensive income before income tax provision (benefit)	1,229	328
Income tax provision (benefit) related to items of comprehensive income	2	(5)

Comprehensive income	$1,227	$333

See notes to unaudited condensed consolidated financial statements.

Brooktrout, Inc.

Unaudited Condensed Consolidated Statements of Cash Flows

(In thousands)

	Three Months Ended March 31,
	2001	2000
Cash flows from operating activities:
Net income	$1,220	$350
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Gain on disposal of discontinued operations	(1,650)	—
Depreciation and amortization	1,367	1,517
Equity in loss of affiliates	1,055	—
Non-cash compensation and warrants	—	1,415
Tax benefit of stock options	—	1,562
Minority interest	—	(2,155)
Deferred income taxes and other	179	198
Increase (decrease) in cash from:
Accounts receivable	5,002	(646)
Inventory	631	(4,418)
Prepaid expenses and other current assets	606	50
Accounts payable and other accruals	(5,015)	593

Cash provided by (used in) operating activities	3,395	(1,534)

Cash flows from investing activities:
Expenditures for equipment and furniture	(525)	(2,056)
Expenditures for acquired software	(145)	(1,982)
Purchases of marketable securities	—	(126)
Investment and other assets	—	(205)

Cash used in investing activities	(670)	(4,369)

Cash flows from financing activities:
Proceeds from the sale of common stock	34	3,063
Proceeds from exercise of Interspeed options and warrants	—	270
Purchase of treasury stock	—	(15)

Cash provided by financing activities	34	3,318

Increase (decrease) in cash and equivalents	2,759	(2,585)
Cash and equivalents, beginning of period	23,294	48,541

Cash and equivalents, end of period	$26,053	$45,956

See notes to unaudited condensed consolidated financial statements.

Brooktrout, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(in thousands, except share and per share data)

1.  Summary of Significant Accounting Policies and Practices

(a) Description of Business

    Brooktrout, Inc. (the "Company" or "Brooktrout") delivers communications hardware and software products that enable the development of applications ranging from Internet Protocol ("IP") telephony and embedded voicemail to wireless messaging for the new global communications network. The Company sells its products to system vendors, service providers, enterprise customers, original equipment manufacturers ("OEMs"), and value-added resellers ("VARs") through a direct sales force and a two-tiered distribution system. Prior to February 8, 2001, the Company was organized and reported the results of its operations in the following three business segments: Brooktrout Technology, Inc. ("Brooktrout Technology"), Brooktrout Software, Inc. ("Brooktrout Software"), and Interspeed, Inc. ("Interspeed"). These segments were differentiated based upon the products provided to the marketplace, the customers served, and the distribution channels utilized. Two of these segments have been classified as discontinued operations for the periods presented in these condensed consolidated financial statements (see note 2). As a result of the discontinuance of the Brooktrout Software and Interspeed segments, the Company's operations consist of one reportable operating segment, Brooktrout Technology.

(b) Principles of Consolidation and Basis of Presentation

    The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

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

(c) Discontinued Operations

    The condensed consolidated statements of operations for periods prior to 2001 have been reclassified to separately report the results of discontinued operations and the results of continuing operations. Disclosures included herein pertain to the Company's continuing operations unless noted otherwise (see note 2).

(d) Earnings Per Share

    Basic earnings per common share is computed using the weighted average number of common shares outstanding during each period. Diluted earnings per common share is calculated by dividing net income by the sum of the weighted average number of common shares outstanding, plus all additional common shares that would have been outstanding if potentially dilutive securities had been issued, using the treasury method.

    For the quarters ended March 31, 2001 and 2000, the Company is utilizing income (loss) from continuing operations as the "control number" for purposes of determining whether potential common shares are dilutive for all per share calculations in accordance with SFAS 128. As a result, the net income per share in 2000 includes antidilutive potential common shares in the calculation, and net income per share in 2001 excludes potential common shares in the calculation.

    A reconciliation of weighted average shares used for the basic and diluted computations is as follows:

	Three Months Ended March 31,
	2001	2000
Weighted average shares for basic	12,126,000	11,235,000
Dilutive effect of stock options	—	1,145,000

Weighted average shares for diluted	12,126,000	12,380,000

    Excluded from the calculation of diluted weighted average shares in 2001 are 128,000 potential common shares related to stock options.

(e) Cash and Cash Equivalents

    Cash and cash equivalents include highly liquid securities with remaining maturities of three months or less at the time of purchase.

(f)  Marketable Securities

    Marketable securities are classified as available-for-sale and are carried at fair market value using current market quotes. Unrealized gains or losses are included in comprehensive income. Marketable securities consist of U.S. government notes and bonds, corporate debt, and marketable equity securities.

(g) Recent Accounting Pronouncements

    In June of 1998, the Financial Accounting Standards Board released Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133, as amended by SFAS 137, which establishes new standards of accounting and reporting for derivative instruments and hedging activities. The Company adopted SFAS No. 133, as amended, on January 1, 2001, and determined its effect on the condensed consolidated financial statements to be immaterial.

2.  Discontinued Operations

    On February 8, 2001, the Company adopted formal plans to discontinue its Brooktrout Software and Interspeed segments. Accordingly, the results of these segments are presented as discontinued operations in the accompanying condensed consolidated financial statements. At the time the formal plan was adopted, the Company estimated the cost to discontinue these businesses and accounted for these costs in accordance with Accounting Principles Board No. 30 ("APB 30").

    On April 16, 2001, the Company sold Brooktrout Software to eYak, Inc. ("eYak") for approximately $4,927 in cash and 3,374,054 shares of eYak preferred stock, which represent approximately 6 percent of eYak's aggregate outstanding shares. The 3,374,054 shares of eYak preferred stock will be classified as a long-term investment and valued based on an independent valuation.

    The sale of Brooktrout Software will result in a net gain, which includes a gain relating to the excess of the consideration over the book value of Brooktrout Software's net assets, and a gain net of taxes of $1,650 for the reversal of accruals for estimated costs charged in 2000, which will no longer be incurred as a direct result of the sale. The net gain of $1,650 related to the reversal of accruals no longer required has been recorded in the current quarter ended March 31, 2001. In accordance with APB 30, the remaining gain will be recognized in the quarter ending June 30, 2001, the period in which the gain is realized.

    As of March 31, 2001, the balance of net liabilities of discontinued operations consists of $838 of net assets of the Brooktrout Software business, $855 of remaining accruals for losses to be incurred by Brooktrout Software from April 1, 2001 to April 16, 2001, the date of the sale, and $836 related to liabilities associated with the Interspeed business. See note 11 for the discussion of shareholder litigation relating to Interspeed.

	Three Months Ended
	March 31, 2001	March 31, 2000
Discontinued operations income (loss) per common share:
Basic	$0.14	$(0.30)
Diluted	0.14	(0.27)

3.  Inventory

    Inventory is carried at the lower of cost or market, on a first-in first-out basis, and consisted of the following:

	March 31, 2001	December 31, 2000
Raw materials	$2,070	$3,008
Work in process	1,554	1,576
Finished goods	15,354	15,025

Total	$18,978	$19,609

4.  Equipment and Furniture

    Equipment and furniture is summarized as follows:

	March 31, 2001	December 31, 2000
Computer equipment	$9,328	$9,172
Furniture and office equipment	9,302	8,933

Total equipment and furniture	18,630	18,105
Less accumulated depreciation and amortization	(11,400)	(10,531)

Total equipment and furniture, net	$7,230	$7,574

5.  Intangible assets

    Intangible assets include acquired technology, customer base, trademarks, in-place workforce, and goodwill associated with purchase business combinations. Acquired technology is amortized on a straight-line basis over 5 to 10 years, while all other intangibles are being amortized over periods of 3 to 5 years. Accumulated amortization at March 31, 2001 and December 31, 2000 was $4,168 and $3,727, respectively.

6.  Income Taxes

    The Company's tax provision in 2001 is based on the estimated effective tax rate for the full year. The Company's effective tax rate on continuing operations, excluding the effect of non-deductible equity losses in affiliates, was 37% for the quarter ended March 31, 2001.

7.  Concentration of Credit Risk

    The Company sells its products to various customers in several industries. The Company generally requires no collateral; however, to reduce credit risk, the Company performs ongoing credit evaluations of its customers and maintains allowances for potential credit losses. At March 31, 2001, approximately 34% of the Company's accounts receivable were from one customer.

8.  Notes Receivable—Officers

    On March 3, 2000, the Board of Directors approved a program under which executive officers of the Company financed the exercise price of stock options totaling $11,836 in exchange for non-recourse promissory notes. The notes do not bear interest, become due and payable in full no later than the expiration of the remaining term of the option, and provide for automatic repayment upon the sale of the common stock that is the subject of a note or within 90 days following the termination of the executive officer's employment with the Company.

9.  Investments

    Investments consist of investments in Pelago Networks, Inc. ("Pelago", formerly known as Beacon Networks, Inc.) and Telchemy, Inc. ("Telchemy"), which are accounted for under the equity method. The Company also has one investment recorded under the cost method. The Company's ownership interest in Pelago and Telchemy was 28% and 25%, respectively, as of March 31, 2001.

    During the first quarter of 2000, the Company owned 100% of Pelago and accounted for its investment under the consolidation method. As a result of the subsequent issuance of Pelago shares in an equity financing on June 29, 2000, the Company's ownership percentage in Pelago was reduced to 28%. Accordingly, the Company accounts for its investment under the equity method of accounting beginning in the second quarter of 2000.

10. Segment Reporting

    Prior to its February 8, 2001 decision to discontinue its Brooktrout Software and Interspeed segments, the Company was organized and reported the results of its operations in the following three business segments: Brooktrout Technology, Brooktrout Software and Interspeed. As a result of its decision to discontinue Brooktrout Software and Interspeed, the Company's continuing operations represent one reportable operating segment. The remaining segment, Brooktrout Technology, provides enabling technologies for customers to deliver voice, fax and data solutions for the electronic communications market.

    The rapid evolution of the world's telecommunication systems has created important market opportunities for the Company. One opportunity consists of core technologies and platforms primarily for business premise products such as fax, LanFax, and voice mail—Today's Network. Another opportunity—the New Network™—is the result of the global investments that are being made to expand the capabilities of today's communication networks. These new capabilities allow data, voice, and fax information to be distributed using packet-based data networks, such as the Internet, for portions of the transmission and also allow such information to be distributed using the traditional circuit switched telephone network.

    Products—Brooktrout Technology's products are sold for applications in the New Network™ and for applications in Today's Network. For the three months ended March 31, 2001, the products sold for use in the New Network accounted for approximately 52% of total revenue as compared to 60% of total revenue for the same period in the prior year.

    Major Customers—One customer accounted for approximately 20% and 11% of revenue for the three months ended March 31, 2001 and March 31, 2000, respectively.

    International Sales—International sales, principally exports from the United States, accounted for approximately 18% and 15% of revenue for the three months ended March 31, 2001 and 2000.

11. Contingencies

    Litigation—In October 2000, several shareholder class action complaints were filed in the United States District Court for the District of Massachusetts (the "Court") by certain shareholders of Interspeed and of the Company. Certain of the complaints named, among others, the Company and certain of its current directors and certain current and former officers as defendants. The lawsuits were filed after Interspeed's October 6, 2000 announcement that it would be restating its unaudited financial results for certain prior quarters of its fiscal year 2000. The complaints included allegations that the Company or certain of its officers and directors participated in and approved the issuance of the financial statements of Interspeed, that defendants are "controlling persons" of Interspeed, and that the defendants made false or misleading statements regarding the Company's own consolidated financial results. In April 2001, the Court (i) entered final approval of the dismissal of the litigation against the Company and (ii) entered preliminary approval of the settlement of the litigation against Interspeed. The Interspeed settlement is expected to be finalized in July 2001 and will not have a material adverse effect on the Company's financial position or results of operations.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995

    This Quarterly Report contains certain statements that are "forward-looking statements" as that term is defined under the Private Securities Litigation Reform Act of 1995 and releases issued by the Securities and Exchange Commission. The words "believes," "expects," "anticipates," "intends," "estimates" and other expressions that are predictions of or indications of future events and trends and that do not relate to historical matters, identify forward-looking statements. You should not rely on forward-looking statements because they involve known and unknown risks, uncertainties and other factors, some of which are beyond the control of Brooktrout, Inc. (the "Company" or "Brooktrout"), which may cause the actual results, performance or achievements of the Company to differ materially from anticipated future results, performance or achievements expressed or implied by such forward-looking statements. These forward-looking statements were based on information, plans, and estimates at the date of this document and the Company undertakes no obligation to update any forward-looking statement, whether as a result of new information, future events or otherwise.

    The future operating results and performance trends of the Company may be affected by a number of factors, including, without limitation, risks related to the following: (i) the current telecommunications market slowdown and its impact on our customers' business and financial strength; (ii) the uncertainty of the value of and the lack of liquidity of the eYak, Inc. shares received in connection with the sale of Brooktrout Software; (iii) the Company's historical dependence on a small number of customers; (iv) market growth, market acceptance of the Company's products and product demand; (v) rapid changes in technology and the evolution of the telecommunications hardware and software market; and (vi) the impact of competition. In addition to the foregoing, the Company's actual future results could differ materially from those projected in the forward-looking statements as a result of the risk factors set forth herein and in the Company's various filings with the Securities and Exchange Commission and of changes in general economic conditions and changes in the assumptions used in making such forward-looking statements.

Introduction

    Brooktrout delivers communications hardware and software products that enable the development of applications ranging from Internet Protocol ("IP") telephony and embedded voicemail to wireless messaging for the new global telecommunications network. The Company's strategy is to collaborate with its partners to help them increase existing business, expand into new markets and accelerate the delivery of new applications and services. The Company sells its products to system vendors, service providers, enterprise customers, original equipment manufacturers ("OEMs"), and value-added resellers ("VARs"), both domestically and internationally, through a direct sales force and a two-tiered distribution system.

    The rapid evolution of the world's telecommunications systems has created important market opportunities for the Company. One opportunity involves core technologies and platforms that are primarily used in business premise products such as fax, LanFax, and voice mail—Today's Network.

    Another opportunity—the New Network™—is the result of the global investments that are being made to expand the capabilities of today's communications networks. These new capabilities allow data, voice and fax information to be distributed using packet-based data networks, such as the Internet, for portions of the transmission and also allow such information to be distributed using the traditional circuit-switched telephone network.

    Prior to February 8, 2001, the Company was organized and reported the results of its operations in three operating segments, Brooktrout Technology, Inc. ("Brooktrout Technology"), Brooktrout Software, Inc. ("Brooktrout Software"), and Interspeed, Inc. ("Interspeed"). On February 8, 2001, the Company's Board of Directors adopted formal plans to discontinue its Brooktrout Software and Interspeed segments. Accordingly, the Company has reclassified the accompanying condensed consolidated financial statements to reflect the discontinuance of these two segments. (See note 1(c) and note 2 to the condensed consolidated financial statements). The following discussion focuses on the Company's results from continuing operations; the historical information presented has been revised to conform to the reclassified condensed consolidated financial statement presentation.

Three Months Ended March 31, 2001 and 2000
(in thousands, except share and per share data)

    Revenue during the three months ended March 31, 2001 decreased by approximately 19% to $27,063, down from $33,469 for the three months ended March 31, 2000. The substantial decline in revenue resulted primarily from the overall economic slowdown in the United States and international economies and resulting softening in the telecommunications market. Due to the decline in the telecommunications market, service providers as well as competitive local exchange carriers have reduced capital equipment expenditures, causing a decrease in demand from the Company's customers who purchase Brooktrout products and technology to create solutions that are sold into these markets.

    In the current quarter, the products sold for applications in the New Network accounted for approximately 52% of total revenue, as compared to 60% of total revenue for the same period in 2000. The Company believes that its customers' use of its products will increasingly emphasize New Network applications, and as a result, future revenue related to Today's Network applications may decrease. Revenue from one customer was approximately 20% of revenue in the current quarter compared to 11% in the prior year. The Company expects that revenue from this customer will be less than 5% of total revenue for the foreseeable future.

    Cost of product sold was $11,195, or 41% of revenue, for the three months ended March 31, 2001, compared to $12,937, or 39% of revenue, for the quarter ended March 31, 2000. The lower gross margin in the first quarter of 2001 was primarily due to decreased sales volumes across most product lines.

    Research and development expense was $5,478 or 20% of revenue, compared with $5,786 or 17% of revenue, for the quarters ended March 31, 2001 and 2000, respectively. The dollar decrease is primarily attributable to decreases in staffing related expenses. The Company's continuing development efforts are focused on its switching and access products that allow customers to create the infrastructure to support the New Network; messaging products that allow integration of voice, fax and e-mail into one location; and IP telephony products. The Company intends to continue to commit significant resources to product development.

    Selling, general and administrative expense was $9,708 or 36% of revenue, compared with $9,390 or 28% of revenue, for the quarters ended March 31, 2001 and 2000, respectively. The expense increase is related primarily to staffing increases along with certain other facilities associated expenses.

    For the period ended March 31, 2001, other expense was $745 compared to other income of $606 for the period ended March 31, 2000. During the quarter ended March 31, 2001, the Company recognized equity in loss of affiliates of $1,055 related to its investments in Pelago Networks, Inc. and Telchemy, Inc. There was no such equity in losses of affiliates recognized during the quarter ended March 31, 2000. In addition, interest and other income was $310 for the quarter ended March 31, 2001 as compared with $606 for the same period in 2000, reflecting lower cash balances available for investment.

    The Company's effective tax rate on continuing operations, excluding the effect of non-deductible equity losses in affiliates, was 37% for the quarter ended March 31, 2001.

Liquidity and Capital Resources
(in thousands, except share and per share data)

    For the quarter ended March 31, 2001, the Company funded its operations principally through operating revenue. Working capital increased to $55,353 at March 31, 2001 from $52,344 at March 31, 2000, primarily due to decreases in accounts payable and other current liabilities of $7,695, offset by decreases in current assets of $4,686. Cash generated by operating activities for the quarter ended March 31, 2001 was approximately $3,400 and was primarily generated through the reduction of accounts receivable, as well as decreased operating expenditures.

    In August 2000, the Company renewed its working capital line of credit. Under the renewed line of credit, the Company may borrow up to $10,000 on an unsecured basis, all of which may be used for issuance of letters of credit, subject to compliance with certain covenants. The line of credit expires in July 2001 and at that time any outstanding balances are payable in full. Any amounts borrowed under this line of credit are subject to interest at the lender's prime rate. At March 31, 2001, there were no commitments outstanding on letters of credit; and no borrowings have been made in the past three years.

    During the quarter ended March 31, 2001, the Company purchased approximately $525 in equipment and $145 in software licenses used in the development of its products. The Company currently has no material commitments for additional capital expenditures.

    The pricing of the Company's products and costs of its goods are generally determined by current market conditions. Market conditions can be impacted by inflation; however, the Company believes that inflation has not had a significant effect on its operations to date.

    The Company has operating lease commitments for its office and manufacturing facilities expiring through 2006. Certain lease agreements require the Company to pay all of the building's taxes, insurance and maintenance costs.

    On April 16, 2001, the Company sold Brooktrout Software to eYak, Inc. ("eYak") for approximately $4,927 in cash and 3,374,054 shares of eYak preferred stock, which represent approximately 6 percent of eYak's aggregate outstanding shares. The sale of Brooktrout Software will result in a net gain, which includes a gain relating to the excess of the consideration over the book value of Brooktrout Software's net assets, and a gain net of taxes of $1,650 for the reversal of accruals for estimated costs charged in 2000, which will no longer be incurred as a direct result of the sale.

    The Company anticipates that cash flows from continuing operations, together with current cash and marketable securities balances and funds available under the Company's line of credit, will be sufficient to meet the Company's working capital and capital equipment expenditure requirements for the next twelve months.

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

  •
  the Company's ability to develop, manufacture, market and support its products and product enhancements;

  •
  the timing and number of orders for the Company's products, which are generally weighted more heavily toward the last month of each quarter;

  •
  cancellation or rescheduling of orders for the Company's products;

  •
  the Company's ability to hire, train and retain key management, sales and marketing and engineering personnel;

  •
  announcements or technological innovations by the Company's competitors or in competing technologies;

  •
  the Company's ability to obtain sufficient supplies of sole or limited source components for the Company's products;

  •
  conditions in the domestic or global economy generally, and in the telecommunications industry specifically;

  •
  a decrease in the demand for the Company's stock;

  •
  a decrease in the average selling prices of the Company's products;

  •
  changes in costs of components that the Company includes in its products; and

  •
  the mix of products that the Company sells and the mix of distribution channels through which they are sold.

    Due to these and other factors, revenue, expenses and results of operations could vary significantly in the future, and period-to-period comparisons should not be relied upon as indications of future performance.

The Company is exposed to general economic conditions, and the slowdown in some sectors of the telecommunications industry in particular.

    As a result of recent unfavorable economic conditions affecting most technology sectors and the telecommunications sector in particular, many of our customers are aggressively increasing efficiency in their supply chains and reducing inventory levels. Additionally, we expect the growth of data traffic and the use of the Internet will continue to have a significant impact on traditional voice networks, which is driving the convergence of data and telephony and giving rise to the demand for New Network applications. We cannot be sure what the rate of such convergence will be due to the slowdown in the communications industry and the resulting decrease in spending by our customers. If the economic conditions worsen or if a wider economic slowdown occurs, the Company may experience a material adverse impact on its business, operating results, and financial condition.

The final outcome of the pending shareholder class action against Interspeed is uncertain and may significantly divert management's time and attention.

    In October 2000, several shareholder class action complaints were filed by certain shareholders of Interspeed and the Company naming, among others, the Company and certain of its current and former officers and certain of its directors as defendants. The lawsuits were filed after Interspeed's October 6, 2000 announcement that it would be restating its unaudited financial results for certain prior quarters of its fiscal year 2000. In April 2001, the court (i) entered final approval of the dismissal of the litigation against the Company and (ii) entered preliminary approval of the settlement of the litigation against Interspeed. Although final settlement of the Interspeed litigation is expected in July 2001, the Company cannot provide any assurances as to the outcome of this securities litigation. Such litigation could substantially divert management's attention and the Company's resources in general. Uncertainties resulting from the Interspeed litigation or other proceedings could harm the Company's ability to compete in the marketplace and could contribute to the volatility of the Company's stock price. Any conclusion of the Interspeed litigation in a manner adverse to the Company may have a material adverse effect on the Company's business, financial condition, and results of operations.

The Company has historically derived the majority of its revenue from a small number of customers.

    The Company's failure to generate as much revenue as expected from what has historically been a relatively small number of customers or the failure of these customers to purchase the Company's products could seriously harm the Company's business. For the quarter ended March 31, 2001, one customer accounted for approximately 20% of the Company's revenue. The Company expects that revenue from this customer will be less than 5% of total revenue for the foreseeable future. The decline in expected revenue from this customer, as well as the loss of any one of the Company's other major customers or the delay of significant orders from such customers, even if only temporary, could reduce or delay the Company's revenue, harm the Company's reputation in the industry and reduce the Company's ability to accurately predict cash flow, and, as a consequence, could seriously harm the Company's business, financial condition and results of operations.

    Present and future customers may also terminate their purchasing arrangements with the Company, significantly reduce or delay their orders or seek to renegotiate their agreements on terms less favorable to the Company. Furthermore, in any future negotiations, the Company may be subject to the perceived or actual leverage the customers may have, given their relative size and importance to the Company. Any termination, change, reduction or delay in orders could seriously harm the Company's business, financial condition and results of operations. Accordingly, unless and until the Company can diversify and expand its customer base, the Company's future success will significantly depend upon the timing and size of future purchases by the Company's largest customers and the financial and operational success of these customers.

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

    Many of the Company's customers, including the large OEMs on which the Company focuses a significant portion of its sales and marketing efforts, have the technical and financial ability to design and produce components replicating or improving on the functionality of most of the Company's products. These customers often consider in-house development of technologies and products as an alternative to doing business with the Company. The Company cannot assure that its existing customers or potential customers will do business with the Company, rather than attempting to develop similar technology and products internally or obtaining them through acquisition. The Company cannot be certain that it will be able to find customers to replace the revenue lost as a result of customers developing technologies or products in-house. Any such occurrence could have a material adverse effect on the Company's business, financial condition or results of operations.

Unless the Company is able to keep pace with the evolution of the telecommunications hardware and software market, the Company's business may be adversely impacted.

    The telecommunications hardware and software market is characterized by:

  •
  rapid technological advances:

  •
  evolving industry standards;

  •
  changes in customer requirements;

  •
  frequent new product introductions;

  •
  intense competition; and

  •
  evolving offerings by telecommunications service providers.

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

    Products as complex as the Company's may contain known and undetected errors or performance problems. Defects are frequently found during the period immediately following introduction and initial implementation of new products or enhancements to existing products. Although the Company attempts to resolve all errors that it believes would be considered serious by its customers before implementation, the Company's products may not be error-free. The Company also provides warranties against defects in materials and workmanship on its products that range, depending on the product, generally from twelve months to five years. However, errors or performance problems could result in lost revenue or customer relationships and could be detrimental to the Company's business and reputation generally. Additionally, reduced market acceptance of the Company's services due to errors or defects in its technology would harm its business by reducing its revenue and damaging its reputation. In addition, the Company's customers generally use its products together with their own products and products from other vendors. As a result, when problems occur, it may be difficult to identify the source of the problem. These problems may cause the Company to incur significant warranty and repair costs, divert the attention of its engineering personnel from the Company's product development efforts and cause significant customer relations problems. To date, defects in the Company's products or those of other vendors' products with which its products are used by its customers have not had a material adverse effect on its business. However, the Company cannot be certain that a material adverse effect will not occur in the future.

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

  •
  right of the Board of Directors, without stockholder approval, to issue shares of preferred stock and to establish the voting rights, preferences, and other terms thereof;

  •
  the right of the Board of Directors to elect a director to fill a vacancy created by the expansion of the Board of Directors;

  •
  the ability of the Board of Directors to alter the Company's by-laws without prior stockholder approval;

  •
  the election of three classes of directors to each serve three year staggered terms;

  •
  the elimination of stockholder voting by consent;

  •
  the removal of directors only for cause;

  •
  the vesting of exclusive authority in the Board of Directors (except as otherwise required by law) to call special meetings of stockholders; and

  •
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

Limitations on the Company's ability to adequately protect its proprietary rights may prevent it from retaining its competitive advantage and negatively impact its future operating results.

    The Company's success and its ability to compete are dependent, in part, upon its proprietary technology. Taken as a whole, the Company believes its intellectual property rights are significant and any failure to adequately protect the unauthorized use of its proprietary rights could result in the Company's competitors offering similar products, potentially resulting in loss of a competitive advantage and decreased revenue. The Company relies upon a combination of trademark law, trade secret protections, copyright law and confidentiality agreements with consultants and third parties to protect its proprietary rights. Notwithstanding its efforts, third parties may infringe or misappropriate the Company's proprietary rights. In addition, each employee of the Company has executed a proprietary information agreement designed to protect the trade secrets of the Company, inventions created in the course of employment with the Company and other proprietary information of the Company. Moreover, effective trademark, copyright or trade secret protections may not be available in every country in which the Company operates or intends to operate to the same extent as the laws of the United States. Also, it may be possible for unauthorized third parties to copy or reverse engineer aspects of the Company's products, develop similar technology independently or otherwise obtain and use information that it regards as proprietary. Furthermore, detecting unauthorized use of the Company's proprietary rights is difficult. Litigation may be necessary in the future to enforce the Company's proprietary rights. Such litigation could result in the expenditure of significant financial and managerial resources and could have a material adverse effect on the Company's future operating results.

Intellectual property claims against the Company can be costly and negatively impact the Company's business.

    In the telecommunications business, there is frequent litigation based on allegations of patent infringement. As the number of entrants in the Company's market increases and the functionality of its products is enhanced and overlaps with the products of other companies, the Company may become subject to claims of infringement or misappropriation of the intellectual property rights of others. As a result, from time to time, third parties may claim exclusive patent or other intellectual property rights to technologies that the Company uses. In April 2000, the Company entered into a settlement agreement in connection with such litigation. Although the Company believes that it does not face material liability related to infringement of the intellectual property of others, any claims asserting that the Company's products infringe or may infringe proprietary rights of third parties, if determined adversely to the Company, could have a material adverse effect on its business, financial condition or results of operations. Any claims, with or without merit, could be time-consuming, result in costly litigation, divert the efforts of the Company's engineering and management personnel, cause delays in product shipments or require the Company to enter into royalty or licensing agreements, any of which could have a material adverse affect upon the Company's operating results. If any legal action claiming patent infringement is commenced against it, the Company cannot assure you that it would prevail in such litigation given the complex technical issues and inherent uncertainties in patent litigation. In addition, the Company may be required to obtain a license or royalty agreement under the intellectual property rights of those parties claiming the infringement. In the event a claim against the Company was successful, and it could not obtain a license on acceptable terms or license a substitute technology or redesign to avoid infringement, the Company may be unable to market its affected products. This could have a material adverse effect on the Company's business, financial condition and results of operations.

Certain of the Company's products depend upon the continued availability of licensed technology from third parties.

    The Company currently licenses and will continue to license certain technology integral to certain of its products from third parties. For example, the Company has obtained licenses from third parties of software for certain of its voice and fax products. While the Company believes that much of this technology is available from multiple sources, any difficulties in acquiring third-party technology licenses, or integrating the related third-party technology into its products, could result in delays in product development or upgrade until equivalent technology can be identified, licensed and integrated.

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

The Company derives a significant portion of its revenue from international sales; international business operations entail additional risks.

    Risks arising from the Company's international business include currency fluctuation, political instability in other countries, the imposition of trade and tariff regulations by foreign governments, and the difficulties in managing operations across disparate geographic areas. In addition, most countries require technical approvals from their telecommunications regulatory agencies for products that operate in conjunction with the telephone system. Obtaining these approvals is generally a prerequisite for sales in a given jurisdiction. Obtaining requisite approvals may require from two months to a year or more depending on the product and the jurisdiction. These or other factors may limit the Company's ability to sell its products and services in other countries, which could have a material adverse effect on the Company's business, financial condition and results of operations.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    The Company's exposure to market risk from changes in interest rates, foreign currency exchange rates, and equity prices has not changed materially from its exposure at year-end 2000.

Part II.  OTHER INFORMATION

Item 1.  Legal Proceedings

    In October 2000, several shareholder class action complaints were filed in the United States District Court for the District of Massachusetts (the "Court") by certain shareholders of Interspeed and of the Company. Certain of the complaints named, among others, the Company and certain of its current directors and certain current and former officers as defendants. The lawsuits were filed after Interspeed's October 6, 2000 announcement that it would be restating its unaudited financial results for certain prior quarters of its fiscal year 2000. The complaints included allegations that the Company or certain of its officers and directors participated in and approved the issuance of the financial statements of Interspeed, that defendants are "controlling persons" of Interspeed, and that the defendants made false or misleading statements regarding the Company's own consolidated financial results. In April 2001, the Court (i) entered final approval of the dismissal of the litigation against the Company and (ii) entered preliminary approval of the settlement of the litigation against Interspeed. The Interspeed settlement is expected to be finalized in July 2001 and will not have a material adverse effect on the Company's financial position or results of operations.

Item 6.  Exhibits and Reports on Form 8-K

  (a)
  Exhibits

    2.1—Agreement and Plan of Merger among eYak, Inc., Sonexis Technologies, Inc., Brooktrout Software, Inc., Brooktrout Business Trust and Brooktrout, Inc. is hereby incorporated by reference from Exhibit 2.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on April 25, 2001 (File No. 000-20698).

  (b)
  Reports on Form 8-K

    On April 25, 2001, the Company filed a Current Report on Form 8-K dated April 16, 2001 with respect to the sale of its Brooktrout Software, Inc. subsidiary.

    On May 4, 2001, the Company filed a Current Report on Form 8-K dated May 4, 2001 with respect to certain pro forma financial data.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BROOKTROUT, INC.
Date: May 15, 2001	By:	/s/ ERIC R. GILER Eric R. Giler President (Principal Executive Officer)
Date: May 15, 2001	By:	/s/ ROBERT C. LEAHY Robert C. Leahy Vice President of Finance and Operations and Treasurer (Principal Financial and Accounting Officer)