Form 10-Q
period 2001-06-30
BROOKTROUT INC
filed 2001-08-14
CIK 754516

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2001

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

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

    Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

    As of July 31, 2001, 12,426,028 shares of Common Stock, $.01 par value per share, were outstanding.

BROOKTROUT, INC.
FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2001

TABLE OF CONTENTS

PART I	FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

Unaudited Condensed Consolidated Balance Sheets as of June 30, 2001 and December 31, 2000

Unaudited Condensed Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2001 and June 30, 2000

Unaudited Condensed Consolidated Statements of Comprehensive Income for the Three and Six Months Ended June 30, 2001 and June 30, 2000

Unaudited Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2001 and June 30, 2000

Notes to Unaudited Condensed Consolidated Financial Statements

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

Introduction

Three Months Ended June 30, 2001 and June 30, 2000

Six Months Ended June 30, 2001 and June 30, 2000

Liquidity and Capital Resources

Risk Factors

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

PART II	OTHER INFORMATION

Item 1.	Legal Proceedings

Item 4.	Submission of Matters to a Vote of Security Holders

Item 6.	Exhibits and Reports on Form 8-K

Signatures

Brooktrout, Inc.

Unaudited Condensed Consolidated Balance Sheets

(In thousands, except share data)

	June 30,	December 31,
	2001	2000

ASSETS
Current assets:
Cash and equivalents	$31,484	$23,294
Marketable securities	4,083	2,693
Accounts receivable (less allowance for doubtful accounts and sales returns of $2,504 in 2001 and $2,647 in 2000)	9,405	21,820
Inventory	17,833	19,609
Deferred tax assets	6,207	7,873
Prepaid expenses and other current assets	3,270	3,749

Total current assets	72,282	79,038

Equipment and furniture, less accumulated depreciation and amortization	6,360	7,574
Deferred taxes	4,361	6,584
Intangible assets, less accumulated amortization	10,314	11,186
Investments	6,627	2,660
Other assets	2,093	2,171

Total assets	$102,037	$109,213

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable and other accruals	$9,331	$15,171
Accrued compensation and commissions	3,876	3,442
Customer deposits	565	558
Accrued warranty costs	1,269	1,499
Net liabilities related to discontinued operations	1,483	6,024

Total current liabilities	16,524	26,694

Deferred rent	255	260
Contingencies (note 7)

Shareholders’ equity:
Common stock, $0.01 par value; authorized, 40,000,000
shares; issued and outstanding 12,426,028 shares in
2001 and 12,366,927 in 2000	124	124
Additional paid-in capital	63,642	63,348
Loans to officers	(11,760)	(11,760)
Accumulated other comprehensive loss	(391)	(188)
Retained earnings	37,403	34,495
Treasury stock, 255,384 shares in 2001 and 2000	(3,760)	(3,760)

Total shareholders’ equity	85,258	82,259

Total liabilities and shareholders’ equity	$102,037	$109,213

See notes to unaudited condensed consolidated financial statements.

Brooktrout, Inc.

Unaudited Condensed Consolidated Statements of Operations

(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,

	2001	2000	2001	2000

Revenue	$17,844	$37,024	$44,907	$70,493

Cost and expenses:
Cost of product sold	8,449	12,948	19,644	25,885
Research and development	5,716	5,611	11,194	11,397
Selling, general and administrative	7,766	10,269	17,474	19,659

Total cost and expenses	21,931	28,828	48,312	56,941

Operating income (loss)	(4,087)	8,196	(3,405)	13,552
Other income (expense):
Interest income, net	306	523	616	1,129
Equity in loss of affiliates	(342)	(1,400)	(1,397)	(1,400)

Total other income (expense)	(36)	(877)	(781)	(271)

Income (loss) before income taxes	(4,123)	7,319	(4,186)	13,281

Income tax provision (benefit)	(1,388)	2,799	(1,021)	5,073

Income (loss) from continuing operations	(2,735)	4,520	(3,165)	8,208

Discontinued operations:
Loss from discontinued operations, net of taxes	-	(3,018)	-	(6,356)
Gain on disposal of discontinued operations, net of taxes	4,423	-	6,073	-

Total gain (loss) from discontinued operations	4,423	(3,018)	6,073	(6,356)

Net income	$1,688	$1,502	$2,908	$1,852

Income (loss) per common share:
Continuing operations, basic	$(0.23)	$0.38	$(0.26)	$0.71
Continuing operations, diluted	(0.23)	0.35	(0.26)	0.65
Net income, basic	0.14	0.13	0.24	0.16
Net income, diluted	0.14	0.12	0.24	0.15

Shares for basic	12,131	11,959	12,129	11,597

Shares for diluted	12,131	12,804	12,129	12,678

See notes to unaudited condensed consolidated financial statements.

Brooktrout, Inc.

Unaudited Condensed Consolidated Statements of Comprehensive Income

(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,

	2001	2000	2001	2000

Net income	$1,688	$1,502	$2,908	$1,852

Unrealized losses on marketable securities	(150)	—	(144)	(14)

Foreign currency translation adjustment	(119)	(62)	(115)	(70)

Comprehensive income before income tax benefit	1,419	1,440	2,649	1,768

Income tax benefit related to items of comprehensive income	(53)	—	(56)	(5)

Comprehensive income	$1,472	$1,440	$2,705	$1,773

See notes to unaudited condensed consolidated financial statements.

Brooktrout, Inc.

Unaudited Condensed Consolidated Statements of Cash Flows

(In thousands)

	Six Months Ended June 30,

	2001	2000

Cash flows from operating activities:
Net income	$2,908	$1,852
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Gain on disposal of discontinued operations	(6,073)	-
Depreciation and amortization	2,876	3,055
Equity in loss of affiliates	1,397	16
Non-cash compensation and warrants	-	1,700
Tax benefit of stock options	-	1,562
Minority interest	-	(4,186)
Deferred income taxes and other	(1,227)	381
Increase (decrease) in cash from:
Accounts receivable	12,415	(5,168)
Inventory	1,776	(10,811)
Prepaid expenses and other current assets	595	81
Accounts payable and other accruals	(9,377)	1,286

Cash provided by (used in) operating activities	5,290	(10,232)

Cash flows from investing activities:
Proceeds from the sale of a business segment	4,927	-
Expenditures for equipment and furniture	(672)	(3,071)
Expenditures for acquired software	-	(1,982)
Purchases of marketable securities	(1,534)	(1,000)
Investment and other assets	(115)	(2,772)

Cash provided by (used in) investing activities	2,606	(8,825)

Cash flows from financing activities:
Proceeds from the sale of common stock	294	3,854
Proceeds from exercise of Interspeed options and warrants	-	326
Purchase of treasury stock	-	(25)

Cash provided by financing activities	294	4,155

Increase (decrease) in cash and equivalents	8,190	(14,902)
Cash and equivalents, beginning of period	23,294	48,541

Cash and equivalents, end of period	$31,484	$33,639

See notes to unaudited condensed consolidated financial statements.

Brooktrout, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(in thousands, except share and per share data)

1.  Summary of Significant Accounting Policies and Practices

(a) Description of Business

    Brooktrout, Inc. (the "Company" or "Brooktrout") delivers communications hardware and software products that enable the development of applications ranging from Internet Protocol ("IP") telephony and embedded voicemail to wireless messaging for the new global communications network. The Company sells its products to system vendors, service providers, enterprise customers, original equipment manufacturers ("OEMs"), and value-added resellers ("VARs") through a direct sales force and a two-tiered distribution system.  The Company’s operations consist of one reportable operating segment, Brooktrout Technology, Inc. ("Brooktrout Technology").  Prior to February 8, 2001, the Company was organized and reported the results of its operations in the following three business segments: Brooktrout Technology, Brooktrout Software, Inc. ("Brooktrout Software"), and Interspeed, Inc. ("Interspeed").  Two of these segments have been classified as discontinued operations for the periods presented in these condensed consolidated financial statements (see note 2).

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

    In the opinion of management, the accompanying unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and include all adjustments (except as disclosed in note 2), consisting only of normal recurring adjustments, necessary for a fair presentation of the interim periods presented.

    The operating results for the interim periods presented are not necessarily indicative of the results that could be expected for the full year.

(c) Discontinued Operations

    The condensed consolidated statements of operations for periods prior to 2001 have been reclassified to separately report the results of discontinued operations and the results of continuing operations. Disclosures included herein pertain to the Company's continuing operations unless otherwise indicated (see note 2).

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

    For the three and six months ended June 30, 2001 and 2000, the Company is utilizing income (loss) from continuing operations as the "control number" for purposes of determining whether potential common shares are dilutive for all per share calculations in accordance with SFAS 128. As a result, the net income per share in 2000 includes dilutive potential common shares in the calculation, and net income per share in 2001 excludes potential common shares in the calculation.

    A reconciliation of weighted average shares used for the basic and diluted computations is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,

	2001	2000	2001	2000

Weighted average shares for basic	12,131,000	11,959,000	12,129,000	11,597,000
Dilutive effect of stock options	-	845,000	-	1,081,000

Weighted average shares for diluted	12,131,000	12,804,000	12,129,000	12,678,000

    Stock options to purchase 2,681,637 shares and 65,325 shares were not included in the computation of diluted earnings per share in 2001 and 2000, respectively, because to do so would have been antidilutive.

 (e) Recent Accounting Pronouncements

    In June of 1998, the Financial Accounting Standards Board released Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities."  SFAS No. 133, as amended by SFAS No. 137, establishes new standards of accounting and reporting for derivative instruments and hedging activities. The Company adopted SFAS No. 133, as amended, on January 1, 2001, and determined its effect on the condensed consolidated financial statements to be immaterial.

    In June of 2001, the Financial Accounting Standards Board issued SFAS No. 141, “Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets.” SFAS No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for under the purchase method and addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination.  For business combinations with an acquisition date before July 1, 2001 and that were accounted for using the purchase accounting method, any reclassifications between intangible assets and goodwill resulting from the implementation of SFAS No. 141 will take place as of the date that SFAS No. 142 is initially applied in its entirety.  SFAS No. 142 addresses the initial recognition and measurement of intangible assets acquired outside of a business combination and the accounting for goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 provides that intangible assets with finite useful lives be amortized and that goodwill and intangible assets with indefinite lives will not be amortized, but will rather be tested at least annually for impairment.  Any impairment loss incurred subsequent to initial adoption of SFAS No. 142 is recorded as a charge to current period earnings.  SFAS No.142 is effective for fiscal years beginning after December 15, 2001, with early adoption permitted for companies with fiscal years beginning after March 15, 2001 if their first quarter financial statements have not previously been issued.  The Company is currently evaluating the provisions of SFAS No. 141 and SFAS No. 142 and has not yet determined the effect that adoption of these standards will have on its consolidated financial statements.

2.  Discontinued Operations

    On February 8, 2001, the Company adopted formal plans to discontinue its Brooktrout Software and Interspeed segments. Accordingly, the results of these segments are presented as discontinued operations in the accompanying condensed consolidated financial statements. At the time the formal plans were adopted, the Company estimated the cost to discontinue these businesses and accounted for these costs in 2000 in accordance with Accounting Principles Board No. 30 ("APB 30").

    On April 16, 2001, the Company sold Brooktrout Software to eYak, Inc. ("eYak") for approximately $4,927 in cash and 3,374,054 shares of eYak preferred stock, which represents approximately 6 percent of eYak's aggregate outstanding shares. The 3,374,054 shares of eYak preferred stock, which are not marketable securities, have been independently valued at $5,364 ( $1.59 per share) and are classified as a cost basis, long-term investment as of June 30, 2001.  eYak was subsequently renamed Sonexis, Inc.

    The sale of Brooktrout Software resulted in a net gain during the three and six months ended June 30, 2001 of $4,423 and $6,073, respectively, net of taxes.

    As of June 30, 2001, the balance of net liabilities related to discontinued operations consists of $945 for accruals of expenses related to the sale of Brooktrout Software, and $538 of liabilities associated with the Interspeed business.

	Three Months Ended June 30,		Six Months Ended June 30,

	2001	2000	2001	2000

Loss from discontinued operations per common share:
Basic	$—	$(0.25)	$—	$(0.55)
Diluted	—	(0.24)	—	(0.50)

Gain on disposal of discontinued operations per common share:
Basic	$0.36	$—	$0.50	$—
Diluted	0.36	—	0.50	—

3.  Inventory

     Inventory is carried at the lower of cost or market, on a first-in first-out basis, and consisted of the following:

	June 30, 2001	December 31, 2000

Raw materials	$3,564	$3,008
Work in process	758	1,576
Finished goods	13,511	15,025

Total	$17,833	$19,609

4.  Income Taxes

     The Company's tax provision in 2001 is based on the estimated effective tax rate for the full year. The Company's effective tax rate on continuing operations, excluding the effect of non-deductible equity in loss of affiliates, was 37% for the six months ended June 30, 2001.

5.  Investments

    Investments includes investments in Pelago Networks, Inc. ("Pelago", formerly known as Beacon Networks, Inc.) and Telchemy, Inc. ("Telchemy"), which are accounted for under the equity method.  The Company's ownership interest in Pelago and Telchemy was approximately 28% and 25%, respectively, as of June 30, 2001.  The Company is no longer carrying a value for its investment in Pelago since its original investment was reduced to zero by its share of equity losses incurred by Pelago.  Investments also includes two investments recorded under the cost method with a carrying value of $6,364 as of June 30, 2001.

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

    The Company’s Board of Directors has authorized an equity investment of up to $3,050, in one or more tranches, in Pelago. On August 6, 2001, the Company purchased 1,525,000 preferred shares for $1,525.  If Pelago meets certain performance or financing milestones, the Company is obligated to purchase up to an additional 1,525,000 preferred shares in September or October, 2001.

6. Segment Reporting

    The Company's continuing operations represent one reportable operating segment, Brooktrout Technology, which provides enabling technologies that allow customers to deliver voice, fax and data solutions for the electronic communications market.  The rapid evolution of the world's telecommunication systems has created important market opportunities for the Company. One opportunity consists of core technologies and platforms primarily for business premise products such as fax, LanFax, and voice mail—Today's Network.  Another opportunity—the New Network™—is the result of the global investments that are being made to expand the capabilities of today's communication networks. These new capabilities allow data, voice, and fax information to be distributed using packet-based data networks, such as the Internet, for portions of the transmission and also allow such information to be distributed using the traditional circuit switched telephone network.

    Product Sales—Brooktrout Technology groups its product sales based on their applications in the New Network™ and their applications in Today's Network. For the three months ended June 30, 2001, sales of products for use in the New Network accounted for approximately 33% of total revenue as compared to 56% of total revenue for the same period in the prior year.  For the six months ended June 30, 2001, sales of products for use in the New Network accounted for approximately 44% of total revenue compared to 55% of total revenue for the same period in the prior year.

    Major Customers—One customer accounted for approximately 16% and 6% of revenue for the three months ended June 30, 2001 and June 30, 2000, respectively.  A different customer accounted for 23% of revenue for the quarter ended June 30, 2000; however, this customer represented less than 1% of revenue in the quarter ended June 30, 2001.  The two above-mentioned customers accounted for approximately 10% and 12% of revenue respectively for the six months ended June 30, 2001, and 5% and 18% of revenue respectively, for the six months ended June 30, 2000.

    International Sales—International sales, principally exports from the United States, accounted for approximately 24% and 15% of revenue for the three months ended June 30, 2001 and June 30, 2000, respectively.  International sales accounted for approximately 20% and 16% of revenue for the six months ended June 30, 2001 and June 30, 2000, respectively.

    Prior to its February 8, 2001 decision to discontinue its Brooktrout Software and Interspeed segments, the Company was organized and reported the results of its operations in the following three business segments: Brooktrout Technology, Brooktrout Software and Interspeed (see note 2).

7. Contingencies

    Litigation—In October 2000, several shareholder class action complaints were filed in the United States District Court for the District of Massachusetts (the "Court") by certain shareholders of Interspeed and of the Company. Certain of the complaints named, among others, the Company and certain of its current directors and certain current and former officers as defendants. The lawsuits were filed after Interspeed's October 6, 2000 announcement that it would be restating its unaudited financial results for certain prior quarters of its fiscal year 2000. The complaints included allegations that the Company or certain of its officers and directors participated in and approved the issuance of the financial statements of Interspeed, that defendants are "controlling persons" of Interspeed, and that the defendants made false or misleading statements regarding the Company's own consolidated financial results. Following settlement discussions among the parties, (i) complaints filed by shareholders of the Company were voluntarily dismissed in April 2001 and (ii) the Court entered final approval of the settlement of the litigation brought by shareholders of  Interspeed in July 2001. The dismissal and settlement of these actions will not have a material adverse effect on the Company's financial position or results of operations.

8. Purchase of In-Process Research and Development

    The Company recorded a one-time charge of $2,550 in 2000 for the purchased research and development rights in STS-1 technology, which has not yet reached technological feasibility, has no alternative future use, and for which successful development is uncertain.

    The Company expects to complete this project by December 31, 2001, and expects to benefit from this technology in 2002.  The remaining efforts to complete this project consist of the completion of the design of the hardware platform and software development.  The costs to complete this project are expected to be in the range of $900 and $1,400.  Some of the risks and uncertainties inherent in the estimated costs to complete and the attainment of completion, include the difficulty of predicting the duration of product development and the risks that changes in the product requirements will result in unexpected redesign activity.

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

    The future operating results and performance trends of the Company may be affected by a number of factors, including, without limitation, risks related to the following: (i) the current telecommunications market slowdown and its impact on our customers' business and financial strength; (ii) uncertainties regarding the future value of and the lack of liquidity of the Sonexis, Inc. (formerly known as eYak, Inc.) stock received in connection with the sale of Brooktrout Software; (iii) the Company's historical dependence on a small number of customers; (iv) market growth, market acceptance of the Company's products and product demand; (v) rapid changes in technology and the ability to keep pace with the evolution of the telecommunications hardware and software market; (vi) the impact of competition; and (vii) the impact of changes to regulations affecting the telecommunications and Internet industries. In addition to the foregoing, the Company's actual future results could differ materially from those projected in the forward-looking statements as a result of the risk factors set forth herein and in the Company's various filings with the Securities and Exchange Commission and of changes in general economic conditions and changes in the assumptions used in making such forward-looking statements.

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

Three Months Ended June 30 2001 and 2000
(in thousands except share and per share data)

    Revenue during the three months ended June 30, 2001 decreased by approximately 52% to $17,844, down from $37,024 for the three months ended June 30, 2000. The decline in revenue resulted primarily from the overall economic slowdown in the United States and international economies and the resulting softening in the telecommunications market. The slowdown the Company is experiencing extends across most product lines and markets, though sales of products for applications in the New Network, specifically those sold to OEM’s for use by large service providers, have declined most significantly.  During the three months ended June 30, 2001, sales of products for applications in the New Network accounted for approximately 33% of total revenue, as compared to 56% of total revenue for the same period in 2000.

    Revenue from one customer accounted for approximately 16% of total revenue in the current quarter compared to 6% for this same customer in the prior year.  The Company expects that revenue from this customer will continue to be significant for the foreseeable future.  A different customer, one typically considered a New Network customer, represented 23% of sales during the three months ended June 30, 2000; however, revenue from this customer represented less than 1% of total revenue for the three months ended June 30, 2001. For the foreseeable future, the Company expects that revenue from this customer will continue to be significantly less than that of prior comparative periods.

    Cost of product sold was $8,449, or 47% of revenue, for the three months ended June 30, 2001, compared to $12,948, or 35% of revenue, for the quarter ended June 30, 2000. The lower gross margin during the three months ended June 30, 2001 was primarily due to decreased sales volumes across most product lines, especially those of New Network products that tend to have higher gross margins.  Increases in other costs of product sold, principally reserves for inventory obsolescence, also contributed to lower gross margins for the three months ended June 30, 2001.

    Research and development expense was $5,716 or 32% of revenue, compared with $5,611 or 15% of revenue, for the three months ended June 30, 2001 and 2000, respectively. The dollar increase when compared to the same period in the prior year is primarily attributable to increases in full time staffing related expenses, partially offset by decreased spending for expendable materials and supplies, and temporary help. The Company's continuing development efforts are focused on its switching and access products that allow customers to create the infrastructure to support the New Network; messaging products that allow integration of voice, fax and e-mail into one location; and IP telephony products. The Company intends to continue to commit significant resources to product development.

    Selling, general and administrative expense was $7,766 or 44% of revenue, compared with $10,269 or 28% of revenue, for the three months ended June 30, 2001 and 2000, respectively.  The decline in dollar expense is primarily the result of reduced spending for sales commissions, advertising, temporary help, discretionary travel, and expendable materials and supplies.

    Other expense was $36 compared to other expense of $877 for the three months ended June 30, 2001 and June 30, 2000, respectively. During the three months ended June 30, 2001, the Company recognized equity in loss of affiliates of $342 related to its investment in Telchemy, Inc. (“Telchemy”).  Equity in loss of affiliates recognized during the three months ended June 30, 2000 was $1,400 and related exclusively to Pelago Networks, Inc. (“Pelago”).  The Company is no longer carrying a value for its investment in Pelago since its original investment was reduced to zero, in the first quarter of 2001, by its share of equity losses incurred by Pelago. In addition, interest and other income was $306 for the three months ended June 30, 2001 as compared with $523 for the same period in 2000, reflecting lower short-term interest rates.

    The Company's effective tax rate for continuing operations, excluding the effect of non-deductible equity losses in affiliates, was 37% for the quarter ended June 30, 2001.

Six Months Ended June 30 2001 and 2000
(in thousands except share and per share data)

    Revenue during the six months ended June 30, 2001 decreased by approximately 36% to $44,907, down from $70,493 for the six months ended June 30, 2000. The decline in revenue resulted primarily from the overall economic slowdown in the United States and international economies and the resulting softening in the telecommunications market. The slowdown the Company is experiencing extends across most product lines and markets, though sales of products for applications in the New Network, specifically those sold to OEM’s for use by large service providers, have declined most significantly.  During the six months ended June 30, 2001, the sales of products for applications in the New Network accounted for approximately 44% of total revenue, as compared to 55% of total revenue for the same period in 2000.

    Revenue from one customer accounted for approximately 10% of total revenue for the six months ended June 30, 2001, compared to 5% from this same customer for the same period in the prior year.  The Company expects that revenue from this customer will continue to be significant for the foreseeable future.  A different customer, one typically considered a New Network customer, represented 12% of sales during the six months ended June 30, 2001, and 18% of revenue for the same period in 2000. For the foreseeable future, the Company expects that revenue from this customer will continue to be significantly less than that of prior comparative periods.

    Cost of product sold was $19,644, or 44% of revenue, for the six months ended June 30, 2001, compared to $25,885, or 37% of revenue, for the six months ended June 30, 2000. The lower gross margin in the six months ended June 30, 2001 was primarily due to decreased sales volumes across most product lines, especially those of New Network products that tend to have higher gross margins.  Increases in other costs of product sold, principally reserves for inventory obsolescence, also contributed to lower gross margins for the six months ended June 30, 2001.

    Research and development expense was $11,194 or 25% of revenue, compared with $11,397 or 16% of revenue, for the six months ended June 30, 2001 and 2000, respectively. The dollar decrease when compared to the same period in the prior year is primarily attributable to decreased spending for expendable materials and supplies, and temporary help.  These decreases were partially offset by increases in full time staffing related expenses.  The Company's continuing development efforts are focused on its switching and access products that allow customers to create the infrastructure to support the New Network; messaging products that allow integration of voice, fax and e-mail into one location; and IP telephony products. The Company intends to continue to commit significant resources to product development.

    Selling, general and administrative expense was $17,474 or 39% of revenue, compared with $19,659 or 28% of revenue, for the six months ended June 30, 2001 and 2000, respectively.  The decline in dollar expense is primarily the result of reduced spending for sales commissions, advertising, temporary help, discretionary travel, and expendable materials and supplies.

    Other expense was $781 compared to other expense of $271 for the six months ended June 30, 2001 and June 30, 2000, respectively. During the six months ended June 30, 2001, the Company recognized equity in loss of affiliates of $1,397 related to its investments in Pelago and Telchemy.  Equity in losses of affiliates recognized during the six months ended June 30, 2000 were $1,400 and related exclusively to Pelago.  The Company is no longer carrying a value for its investment in Pelago since the original investment has been reduced to zero, in the first quarter of 2001, by its share of equity losses incurred by Pelago. In addition, interest and other income was $616 for the six months ended June 30, 2001 as compared with $1,129 for the same period in 2000, reflecting lower short-term interest rates.

    The Company's effective tax rate for continuing operations, excluding the effect of non-deductible equity losses in affiliates, was 37% for the six months ended June 30, 2001.

Liquidity and Capital Resources
(in thousands, except share and per share data)

    For the six months ended June 30, 2001, the Company funded its operations principally through operating revenue. Working capital increased to $55,758 at June 30, 2001 from $52,344 at December 31, 2000, primarily due to cash received from the sale of Brooktrout Software of $4,927 and conversion of customer accounts receivable balances, partly offset by decreases in accounts payable and other current liabilities. Cash generated by operating activities for the six months ended June 30, 2001 was approximately $5,290 and was primarily generated through the reduction of accounts receivable.

    The Company is currently negotiating a renewal of its working capital line of credit. Under the line of credit, the Company could borrow up to $10,000 on an unsecured basis, all of which could be used for issuance of letters of credit, subject to compliance with certain covenants. Any amounts borrowed under the line of credit were subject to interest at the lender's prime rate. The Company anticipates that the renewed line of credit will be on similar terms, but will likely be for less than $10,000 given the current economic climate.  At June 30, 2001, there were no commitments outstanding on letters of credit; and no borrowings have been made in the past three years.

    During the six months ended June 30, 2001, the Company purchased approximately $672 in equipment. The Company currently has no material commitments for additional capital expenditures.

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

    On April 16, 2001, the Company sold Brooktrout Software to eYak, Inc. ("eYak"), a privately held company, for approximately $4,927 in cash and 3,374,054 shares of eYak preferred stock, which represent approximately 6 percent of eYak's aggregate outstanding shares. The sale of Brooktrout Software resulted in a gain of $6,073, net of a provision for income taxes of $5,017, during the six months ended June 30, 2001.  eYak was subsequently renamed Sonexis.

    The Company’s Board of Directors has authorized an equity investment of up $3,050, in one or more tranches, in Pelago.   On August 6, 2001, the Company purchased 1,525,000 preferred shares for $1,525.  If Pelago meets certain performance or financing milestones, the Company is obligated to purchase up to an additional 1,525,000 preferred shares in September or October, 2001.

    The Company anticipates that current cash and marketable securities balances, together with revenues and funds available under the Company's line of credit, will be sufficient to meet the Company's working capital and capital equipment expenditure requirements for the next twelve months.

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

    As a result of recent unfavorable economic conditions affecting most technology sectors and the telecommunications sector in particular, many of our customers are aggressively increasing efficiency in their supply chains and reducing inventory levels. Additionally, we expect the growth of data traffic and the use of the Internet will continue to have a significant impact on traditional voice networks, which is driving the convergence of data and telephony and giving rise to the demand for New Network applications. We cannot be sure what the rate of such convergence will be due to the slowdown in the communications industry and the resulting decrease in spending by our customers. The current economic conditions have adversely impacted the Company’s business and operating results.  If the economic conditions worsen or if a wider economic slowdown occurs, the Company may experience a material adverse impact on its business, operating results, and financial condition.

The Company has historically derived the majority of its revenue from a small number of customers.

    The Company's failure to generate as much revenue as expected from what has historically been a relatively small number of customers or the failure of these customers to purchase the Company's products could seriously harm the Company's business. For the quarter ended June 30, 2001, one customer accounted for approximately 16% of the Company's revenue. A different customer accounted for 23% of revenue for the quarter ended June 30, 2000; however, this customer represented less than 1% of revenue in the quarter ended June 30, 2001.  The decline in expected revenue from this customer, as well as the loss of any one of the Company's other major customers or the delay of significant orders from such customers, even if only temporary, has or could reduce or delay the Company's revenue, could harm the Company's reputation in the industry and could reduce the Company's ability to accurately predict cash flow, and, as a consequence, could seriously harm the Company's business, financial condition and results of operations.

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

The telecommunications markets are highly competitive, and the Company may not be able to compete successfully against new entrants and established companies with greater resources.

    The market for telecommunications equipment is highly competitive. If the Company is unable to differentiate its products from existing and future offerings of its competitors, and thereby effectively compete in the market for telecommunications equipment, the Company's results of operations could be materially adversely affected. Many of the Company's current and potential competitors have significantly greater selling and marketing, technical, manufacturing, financial, and other resources. Moreover, the Company's competitors may have greater access to components necessary to manufacture their products. The strength and capabilities of the Company's competitors may be increased as a result of the trend toward consolidation in the telecommunications market. Capitalizing on and maintaining the Company's technological advantage will require a continued high level of investment in research and development, marketing and customer service and support. Due to the rapidly evolving markets in which the Company competes, additional competitors with significant market presence and financial resources may enter those markets, thereby further intensifying competition. The Company may not have sufficient resources to continue to make the investments or achieve the technological advances necessary to compete successfully with existing competitors or new entrants.

Internal development efforts by the Company's customers may adversely affect demand for its products.

    Many of the Company's customers, including the large OEMs on which the Company focuses a significant portion of its sales and marketing efforts, have the technical and financial ability to design and produce components replicating or improving on the functionality of most of the Company's products. These customers often consider in-house development of technologies and products as an alternative to doing business with the Company. The Company cannot assure you that its existing customers or potential customers will do business with the Company, rather than attempting to develop similar technology and products internally or obtaining them through acquisition. The Company cannot be certain that it will be able to find customers to replace the revenue lost as a result of customers developing technologies or products in-house. Any such occurrence could have a material adverse effect on the Company's business, financial condition or results of operations.

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

    In addition, the Company currently uses a number of independent manufacturers to manufacture printed circuit boards, chassis and subassemblies in accordance with the Company's design and specification. The Company's reliance on independent manufacturers involves a number of risks, including the potential for inadequate capacity of, unavailability of, or interruptions in access to, process technologies, and reduced control over delivery schedules, manufacturing yields and costs. If the Company's manufacturers are unable or unwilling to continue manufacturing its components in required quantities or to the Company's quality expectations, the Company will have to transfer manufacturing to acceptable alternative manufacturers that it has identified, which could result in significant delays in shipment of products to customers. Moreover, the manufacture of these components is extremely complex, and the Company's reliance on the suppliers of these components exposes it to potential production difficulties and quality variations, which could negatively impact the cost and timely delivery of its products. The Company currently enters into purchase orders with independent manufacturers of materials based on forecasts of need, but has no guaranteed arrangements with these manufacturers. Any significant interruption in the supply, or degradation in the quality, of any component would have a material adverse effect on the Company's business, financial condition and results of operations.

Defects in the Company's products or problems arising from the use of its products may seriously harm its business and reputation.

    Products as complex as the Company's may contain known and undetected errors or performance problems. Defects are frequently found during the period immediately following introduction and initial implementation of new products or enhancements to existing products. Although the Company attempts to resolve all errors that it believes would be considered serious by its customers before implementation, the Company's products may not be error-free. The Company also provides warranties against defects in materials and workmanship on its products that range, depending on the product, generally from twelve months to five years. However, errors or performance problems could result in lost revenue or customer relationships and could be detrimental to the Company's business and reputation generally. Additionally, reduced market acceptance of the Company's services due to errors or defects in its technology would harm its business by reducing its revenue and damaging its reputation. In addition, the Company's customers generally use its products together with their own products and products from other vendors. As a result, when problems occur, it may be difficult to identify the source of the problem. These problems may cause the Company to incur significant warranty and repair costs, divert the attention of its engineering personnel from the Company's product development efforts and cause significant customer relations problems. To date, defects in the Company's products or those of other vendors' products with which its products are used by its customers have not had a material adverse effect on its business. However, the Company cannot be certain that defects will not materially adversely affect the Company’s business in the future.

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

Provisions in the Company's corporate charter may discourage takeover attempts and, thus, depress the market price of the common stock.

    Provisions in the Company's Charter may have the effect of delaying or preventing a change of control or changes in the Company's management or Board of Directors. These provisions include:

•	the right of the Board of Directors, without stockholder approval, to issue shares of preferred stock and to establish the voting rights, preferences, and other terms thereof;

•	the right of the Board of Directors to elect a director to fill a vacancy created by the expansion of the Board of Directors;

•	the ability of the Board of Directors to alter the Company's by-laws without prior stockholder approval;

•	the election of three classes of directors to each serve three-year staggered terms;

•	the elimination of stockholder voting by consent;

•	the removal of directors only for cause;

•	the vesting of exclusive authority in the Board of Directors (except as otherwise required by law) to call special meetings of stockholders; and

•	certain advance notice requirements for stockholder proposals and nominations for election to the Board of Directors.

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

    The Company's success and its ability to compete are dependent, in part, upon its proprietary technology. Taken as a whole, the Company believes its intellectual property rights are significant and any failure to adequately protect the unauthorized use of its proprietary rights could result in the Company's competitors offering similar products, potentially resulting in loss of a competitive advantage and decreased revenue. The Company relies upon a combination of patents, trademark law, trade secret protections, copyright law and confidentiality agreements with consultants and third parties to protect its proprietary rights. Notwithstanding its efforts, third parties may infringe or misappropriate the Company's proprietary rights. In addition, each employee of the Company has executed a proprietary information agreement designed to protect the trade secrets of the Company, inventions created in the course of employment with the Company and other proprietary information of the Company. Moreover, effective patent, trademark, copyright or trade secret protections may not be available in every country in which the Company operates or intends to operate to the same extent as the laws of the United States. Also, it may be possible for unauthorized third parties to copy or reverse engineer aspects of the Company's products, develop similar technology independently or otherwise obtain and use information that the Company regards as proprietary. Furthermore, detecting unauthorized use of the Company's proprietary rights is difficult. Litigation may be necessary in the future to enforce the Company's proprietary rights. Such litigation could result in the expenditure of significant financial and managerial resources and could have a material adverse effect on the Company's future operating results.

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

    The Company currently licenses and will continue to license certain technology integral to certain of its products from third parties. For example, the Company has obtained licenses from third parties for software for certain of its voice and fax products. While the Company believes that much of this technology is available from multiple sources, any difficulties in acquiring third-party technology licenses, or integrating the related third-party technology into its products, could result in delays in product development or upgrade until equivalent technology can be identified, licensed and integrated.

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

    The Company's success depends in large part upon the continued contributions of its key management, sales and marketing, and engineering personnel, many of who perform important functions and would be difficult to replace. The Company does not have employment contracts with its key personnel. In addition, in order to grow its business, the Company must increase the number of engineering, sales, customer support and administrative personnel. There is intense competition in the Company's industry for qualified personnel, and, at times, the Company has experienced difficulty in recruiting qualified personnel. The Company may not be able to attract and retain the necessary personnel to accomplish its business objectives, and it may experience constraints that will adversely affect its ability to satisfy customer demand in a timely fashion or to support its customers and operations. The Company's inability to hire qualified personnel on a timely basis, or to retain its key personnel, could materially adversely affect the Company's business, financial condition and results of operations.

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

Part II.  OTHER INFORMATION

Item 1.  Legal Proceedings

    In October 2000, several shareholder class action complaints were filed in the United States District Court for the District of Massachusetts (the "Court") by certain shareholders of Interspeed and of the Company. Certain of the complaints named, among others, the Company and certain of its current directors and certain current and former officers as defendants. The lawsuits were filed after Interspeed's October 6, 2000 announcement that it would be restating its unaudited financial results for certain prior quarters of its fiscal year 2000. The complaints included allegations that the Company or certain of its officers and directors participated in and approved the issuance of the financial statements of Interspeed, that defendants are "controlling persons" of Interspeed, and that the defendants made false or misleading statements regarding the Company's own consolidated financial results. Following settlement discussions among the parties, (i) complaints filed by shareholders of the Company were voluntarily dismissed in April 2001 and (ii) the Court entered final approval of the settlement of the litigation brought by shareholders of  Interspeed in July 2001. The dismissal and settlement of these actions will not have a material adverse effect on the Company's financial position or results of operations.

Item 4. Submission of Matters to a Vote of Security Holders

    On May 10, 2001, the Company held its 2001 Annual Meeting of Stockholders (the "Annual Meeting"). At the Annual Meeting, stockholders of the Company were asked to consider proposals (the "Proposals") (i) to elect two Class III directors, each to serve for a three-year term until the 2004 annual meeting of stockholders and until his successor is duly elected and qualified; (ii) to consider and act upon a proposal to approve adoption of the Company’s 2001 Stock Option and Incentive Plan (the ‘‘Stock Option and Incentive Plan’’); (iii) to consider and act upon a proposal to approve an amendment to the Company’s Amended and Restated 1992 Stock Purchase Plan (the ‘‘Purchase Plan’’) to increase the number of shares of the Company’s common stock subject to issuance under the Purchase Plan; (iv) to ratify the selection of Deloitte & Touche LLP as the Company’s independent auditors for the fiscal year ending December 31, 2001; and (v) to consider and act upon any other matters that may properly be brought before the annual meeting and any adjournments or postponements thereof.

    With regard to the election of directors, Eric R. Giler and Robert G. Barrett, were nominated to serve as Class III Directors of the Company until the 2004 annual meeting.  The other directors of the Company whose terms of office as directors continued after the Annual Meeting are as follows:  David L. Chapman (Class I Director), David W. Duehren (Class I Director), and W. Brooke Tunstall (Class II Director).

    With respect to the Proposals, the stockholders of the Company voted at the Annual Meeting as hereinafter described.  By a vote of 10,683,324 votes of common stock in favor of Eric R. Giler, a plurality of the eligible votes, and 940,806 votes withheld for Mr. Giler, Mr. Giler was elected as a Class III Director of the Company.  By a vote of 11,060,215 votes of common stock in favor of Robert G. Barrett, a plurality of the eligible votes, and 563,915 votes withheld for Mr. Barrett, Mr. Barrett was elected as a Class III Director of the Company.

    The stockholders of the Company approved adoption of the Stock Option and Incentive Plan by a vote of 4,548,651 votes in favor, in excess of a majority of eligible votes, with 2,637,842 votes against, 85,288 votes abstaining and 4,352,349 broker non-votes.

    The stockholders of the Company approved an amendment to the Purchase Plan by a vote of 6,561,121 votes in favor, in excess of a majority of eligible votes, with 628,967 votes against, 81,693 votes abstaining and 4,352,349 broker non-votes.

    The stockholders of the Company ratified and approved the selection of Deloitte & Touche LLP as the Company’s independent auditors for the current fiscal year by a vote of 11,491,234 votes in favor, in excess of a majority of eligible votes, with 90,500 votes against and 42,396 votes abstaining.

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

    On May 4, 2001, the Company filed a Current Report on Form 8-K dated May 4, 2001 with respect to certain pro forma financial data voluntarily provided pursuant to Regulation FD.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BROOKTROUT, INC.

Date: August 14, 2001	By:	/s/ ERIC R. GILER

Eric R. Giler President (Principal Executive Officer)

Date: August 14, 2001	By:	/s/ ROBERT C. LEAHY

Robert C. Leahy Vice President of Finance and Operations, and Treasurer (Principal Financial and Accounting Officer)