Form 10-K405/A
period 2000-12-31
BROOKTROUT INC
filed 2001-11-08
CIK 754516

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                AMENDMENT NO. 1
                         ON FORM 10-K/A TO FORM 10-K
                  FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO
           SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934



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

                       DOCUMENTS INCORPORATED BY REFERENCE



       Portions of (i) the Company's Annual Report to Shareholders for the fiscal year ended December 31, 2000 are incorporated into Part II of this Form 10-K/A and (ii) the Company's Proxy Statement relating to the 2001 Annual Meeting of Shareholders of the Company is incorporated into Part III of this Form 10-K/A.

                                EXPLANATORY NOTE

     The Company has added additional disclosure to notes 1, 2 and 11 of its consolidated financial statements set forth in Exhibit 13 to this Form 10-K/A.

                                     PART I

       This Annual Report on Form 10-K/A contains certain statements that are "forward-looking statements" as that term is defined under the Private Securities Litigation Reform Act of 1995 and releases issued by the Securities and Exchange Commission. The words "believes," "expects," "anticipates," "intends," "estimates" and other expressions that are predictions of or indications of future events and trends and that do not relate to historical matters identify forward-looking statements. Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to differ materially from anticipated future results, performance or achievements expressed or implied by such forward-looking statements. There are a number of important factors that could cause the results of the Company to differ materially from those indicated by such forward-looking statements, including those detailed under the heading "Risk Factors" in the Registrant's 2000 Annual Report to Shareholders, which statements are incorporated herein by reference. The Company undertakes no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.



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

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

    (a, d)

        (1)  Financial Statements

       The following is included in Part II of this report, incorporated by reference from the Company's Annual Report to Shareholders for the year ended December 31, 2000 filed as Exhibit 13 hereto:


                                                                                                                     EXHIBIT 13
                                                                                                                     PAGE NO.
                                                                                                                     ----------
    Independent Auditors' Report.................................................................................         23
    Consolidated Balance Sheets as of December 31, 2000 and 1999.................................................          3
    Consolidated Statements of Operations for the Years Ended December 31, 2000, 1999, and 1998..................          4
    Consolidated Statements of Comprehensive Income (Loss) for the Years Ended December 31, 2000, 1999 and 1998..          5
    Consolidated Statements of Stockholders' Equity for the Years Ended December 31, 2000, 1999, and 1998........          6
    Consolidated Statements of Cash Flows for the Years Ended December 31, 2000, 1999, and 1998..................          7
    Notes to Consolidated Financial Statements...................................................................          8


        (2)  Financial Statement Schedules



       The following are contained on the indicated pages of this Annual Report on Form 10-K/A:



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

                                   SIGNATURES



       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Amendment No. 1 on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.



                                        BROOKTROUT, INC.

                                        By: /s/ Robert C. Leahy
                                           -------------------------------------
                                           Robert C. Leahy, Vice President
                                           Finance and Operations



Date: November 8, 2001

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