Form 10-Q
period 2001-09-30
BROOKTROUT INC
filed 2001-11-14
CIK 754516

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2001

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from ____ to ____

Commission File No. 000-20698

BROOKTROUT, INC.
(Exact name of registrant as specified in its charter)

Massachusetts	04-2814792
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification number)

250 First Avenue, Suite 300	02494-2814
Needham, Massachusetts
(Address of principal executive offices)	(Zip code)

Registrant's telephone number, including area code:  (781) 449-4100

    Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

    As of October 31, 2001, 12,426,028 shares of Common Stock, $.01 par value per share, were outstanding.

BROOKTROUT, INC.
FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2001

TABLE OF CONTENTS

PART I	FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

Unaudited Condensed Consolidated Balance Sheets as of September 30, 2001 and December 31, 2000

Unaudited Condensed Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2001 and September 30, 2000

Unaudited Condensed Consolidated Statements of Comprehensive Income for the Three and Nine Months Ended September 30, 2001 and September 30, 2000

Unaudited Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2001 and September 30, 2000

Notes to Unaudited Condensed Consolidated Financial Statements

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

Introduction

Three Months Ended September 30, 2001 and September 30, 2000

Nine Months Ended September 30, 2001 and September 30, 2000

Liquidity and Capital Resources

Risk Factors

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

PART II	OTHER INFORMATION

Item 1.	Legal Proceedings

Item 6.	Exhibits and Reports on Form 8-K

Signatures

Brooktrout, Inc.
Unaudited Condensed Consolidated Balance Sheets
(In thousands, except share data)

	September 30, 2001	December 31, 2000

ASSETS
Current assets:
Cash and equivalents	$28,092	$23,294
Marketable securities	7,041	2,693
Accounts receivable, net	8,426	21,820
Inventory	15,697	19,609
Deferred tax assets	6,047	7,873
Prepaid expenses and other current assets	4,869	3,749
Total current assets	70,172	79,038

Equipment and furniture, less accumulated depreciation and amortization	5,795	7,574
Deferred taxes	4,361	6,584
Intangible assets, less accumulated amortization	9,872	11,186
Investments	6,597	2,660
Other assets	2,442	2,171
Total assets	$99,239	$109,213

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable and other accruals	$12,562	$15,171
Accrued compensation and commissions	3,488	3,442
Customer deposits	607	558
Accrued warranty costs	1,103	1,499
Net liabilities related to discontinued operations	914	6,024
Total current liabilities	18,674	26,694

Deferred rent	251	260
Contingencies (note 9)

Shareholders’ equity:
Common stock, $0.01 par value; authorized, 40,000,000 shares; issued and outstanding 12,426,028 shares in 2001 and 12,366,927 in 2000	124	124
Additional paid-in capital	63,642	63,348
Loans to officers	(11,760)	(11,760)
Accumulated other comprehensive loss	(147)	(188)
Retained earnings	32,215	34,495
Treasury stock, 255,384 shares in 2001 and 2000	(3,760)	(3,760)
Total shareholders’ equity	80,314	82,259
Total liabilities and shareholders’ equity	$99,239	$109,213

See notes to unaudited condensed consolidated financial statements.

Brooktrout, Inc.
Unaudited Condensed Consolidated Statements of Operations
(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2001	2000	2001	2000

Revenue	$17,213	$38,684	$62,120	$109,177

Cost and expenses:
Cost of product sold	8,268	14,394	27,912	40,279
Research and development	5,171	6,045	16,365	17,442
In-process research and development	-	2,550	-	2,550
Selling, general and administrative	7,661	9,358	25,135	29,017
Total cost and expenses	21,100	32,347	69,412	89,288

Operating income (loss)	(3,887)	6,337	(7,292)	19,889
Other income (expense):
Interest income, net	312	469	928	1,598
Equity in loss of affiliates	(3,081)	(596)	(4,478)	(1,996)
Total other income (expense)	(2,769)	(127)	(3,550)	(398)
Income (loss) before income taxes	(6,656)	6,210	(10,842)	19,491

Income tax provision (benefit)	(1,468)	2,372	(2,489)	7,445
Income (loss) from continuing operations	(5,188)	3,838	(8,353)	12,046

Discontinued operations:
Loss from discontinued operations, net of taxes	—	(5,993)	—	(12,349)
Gain on disposal of discontinued operations, net of taxes	—	—	6,073	—
Total gain (loss) from discontinued operations	—	(5,993)	6,073	(12,349)

Net loss	$(5,188)	$(2,155)	$(2,280)	$(303)
Income (loss) per common share:
Continuing operations, basic	$(0.43)	$0.32	$(0.69)	$1.03
Continuing operations, diluted	(0.43)	0.29	(0.69)	0.94
Net loss, basic	(0.43)	(0.18)	(0.19)	(0.03)
Net loss, diluted	$(0.43)	$(0.16)	$(0.19)	$(0.02)

Shares for basic	12,171	12,030	12,143	11,742

Shares for diluted	12,171	13,147	12,143	12,766

See notes to unaudited condensed consolidated financial statements.

Brooktrout, Inc.
Unaudited Condensed Consolidated Statements of Comprehensive Income
(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2001	2000	2001	2000
Net loss	$(5,188)	$(2,155)	$(2,280)	$(303)
Unrealized gains (losses) on marketable securities	11	9	(133)	(5)
Foreign currency translation adjustment	245	(30)	130	(100)
Comprehensive loss before income tax benefit	(4,932)	(2,176)	(2,283)	(408)
Income tax provision (benefit) related to items of comprehensive loss	12	3	(44)	(2)
Comprehensive loss	$(4,944)	$(2,179)	$(2,239)	$(406)

See notes to unaudited condensed consolidated financial statements.

Brooktrout, Inc.
Unaudited Condensed Consolidated Statements of Cash Flows
(In thousands)

	Nine Months Ended September 30,
	2001	2000

Cash flows from operating activities:
Net loss	$(2,280)	$(303)
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Gain on disposal of discontinued operations	(6,073)	—
Depreciation and amortization	4,209	4,646
Equity in loss of affiliates	4,478	610
Non-cash compensation and warrants	—	1,766
Tax benefit of stock options	—	1,562
Minority interest	—	(7,945)
Deferred income taxes and other	(924)	(508)
Increase (decrease) in cash from:
Accounts receivable	13,394	(4,312)
Inventory	3,912	(15,273)
Prepaid expenses and other current assets	(1,056)	(1,427)
Accounts payable and other accruals	(8,693)	7,645
Cash provided by (used in) operating activities	6,967	(13,539)

Cash flows from investing activities:
Purchases of investments	(1,525)	(3,574)
Proceeds from the sale of a business segment	4,927	—
Expenditures for equipment and furniture	(940)	(4,642)
Expenditures for acquired software	(455)	(1,982)
Purchases of marketable securities	(4,481)	(1,000)
Other investing	11	(444)

Cash used in investing activities	(2,463)	(11,642)

Cash flows from financing activities:
Proceeds from the sale of common stock	294	4,767
Proceeds from exercise of Interspeed options and warrants	—	726
Purchase of treasury stock	—	(311)
Cash provided by financing activities	294	5,182
Increase (decrease) in cash and equivalents	4,798	(19,999)
Cash and equivalents, beginning of period	23,294	48,541
Cash and equivalents, end of period	$28,092	$28,542

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

(b) Principles of Consolidation and Basis of Presentation

    The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company's Annual Report on Form 10-K, as amended, for the fiscal year ended December 31, 2000.

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

    For the three and nine months ended September 30, 2001 and 2000, the Company is utilizing income (loss) from continuing operations as the "control number" for purposes of determining whether potential common shares are dilutive for all per share calculations in accordance with SFAS 128. As a result, the net income (loss) per share in 2000 includes dilutive potential common shares in the calculation, and net loss per share in 2001 excludes potential common shares in the calculation.

    A reconciliation of weighted average shares used for the basic and diluted computations is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2001	2000	2001	2000
Weighted average shares for basic	12,171,000	12,030,000	12,143,000	11,742,000
Dilutive effect of stock options	—	1,117,000	—	1,024,000
Weighted average shares for diluted	12,171,000	13,147,000	12,143,000	12,766,000

    Stock options to purchase 2,323,183 shares and 132,700 shares were not included in the computation of diluted earnings per share in 2001 and 2000, respectively.  These options are excluded from the calculation because to include them would have been antidilutive.

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

  In August of 2001, the Financial Accounting Standards Board issued SFAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets.”  SFAS No. 144 supercedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long–Lived Assets to be Disposed of,” and the accounting and reporting provisions of APB Opinion No. 30, “Reporting the Results of Operations – Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions,” for the disposal of a segment of a business.  SFAS No. 144 is effective for fiscal years beginning after December 15, 2001.  The Company is currently evaluating the provisions of SFAS No. 144 and has not yet determined the effect that adoption of the standard will have on its consolidated financial statements.

2.  Discontinued Operations

    On February 8, 2001, the Company adopted formal plans to discontinue its Brooktrout Software and Interspeed segments. Accordingly, the results of these segments are presented as discontinued operations in the accompanying condensed consolidated financial statements. At the time the formal plans were adopted, the Company estimated the cost to discontinue these businesses and accounted for these costs in the financial statements for the year ended December 31, 2000 in accordance with APB Opinion No. 30 and Emerging Issues Task Force No. 95-18.

    On April 16, 2001, the Company sold Brooktrout Software to eYak, Inc. ("eYak") for approximately $4,927 in cash and 3,374,054 shares of eYak preferred stock, which represents approximately 6 percent of eYak's aggregate outstanding shares. The 3,374,054 shares of eYak preferred stock, which are not marketable securities, have been independently valued at $5,364 ($1.59 per share) and are classified as a cost basis, long-term investment as of September 30, 2001.  eYak was subsequently renamed Sonexis, Inc.

    The sale of Brooktrout Software resulted in a net gain on disposal of discontinued operations during the nine months ended September 30, 2001of $6,073, net of taxes.

    As of September 30, 2001, the balance of net liabilities related to discontinued operations consists of $574 for accruals of expenses related to the sale of Brooktrout Software, and $340 of liabilities associated with the Interspeed business.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2001	2000	2001	2000

Loss from discontinued operations per common share:
Basic	$—	$(0.50)	$—	$(1.05)
Diluted	—	(0.46)	—	(0.97)

Gain on disposal of discontinued operations per common share:
Basic	$—	$—	$0.50	$—
Diluted	—	—	0.50	—

3.  Accounts receivable

     Accounts receivable balances are net of allowance for doubtful accounts and allowance for sales returns of the following:

	September 30, 2001	December 31, 2000
Allowance for doubtful accounts	$1,939	$1,617
Allowance for sales returns	982	1,030
Total	$2,921	$2,647

4.  Inventory

     Inventory is carried at the lower of cost or market, on a first-in first-out basis, and consisted of the following:

	September 30, 2001	December 31, 2000
Raw materials	$3,351	$3,008
Work in process	754	1,576
Finished goods	11,592	15,025
Total	$15,697	$19,609

5.  Income Taxes

     The Company's tax provision in 2001 is based on the estimated effective tax rate for the full year. The Company's effective tax rate on continuing operations, excluding the effect of non-deductible equity in loss of affiliates, was 39% for the nine months ended September 30, 2001.

6.  Investments

    Investments include investments in Pelago Networks, Inc. ("Pelago", formerly known as Beacon Networks, Inc.) and Telchemy, Inc. ("Telchemy"), which are accounted for under the equity method.  The Company's ownership interest in Pelago and Telchemy was approximately 28% and 25%, respectively, as of September 30, 2001.  Investments also includes two investments recorded under the cost method with a carrying amount of $6,364 as of September 30, 2001.

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

    In 2001, the Company’s Board of Directors authorized an equity investment of up to $3,050 in one or more tranches, in Pelago. On August 6, 2001, the Company purchased 1,525,000 preferred shares for $1,525.  A second tranche was committed to in September 2001 and closed on October 2, 2001. The Company purchased an additional 1,525,000 preferred shares for $1,525.  In applying the equity method for the quarter and nine months ended September 30, 2001, the Company included in its investment account its commitment to purchase the additional shares on October 2, 2001.  Accordingly, in that such investments funded past losses incurred by Pelago, Brooktrout recorded a charge of $2,818.  The Company’s percentage ownership did not change as a result of these transactions.  The carrying amount of the Company’s investment in Pelago as of September 30, 2001 is $232.

    The Company’s investment in Telchemy has been written down to zero as of September 30, 2001 as the Company has absorbed its proportional share of losses of this entity.  The Company has no further commitments relative to Telchemy and, accordingly, has ceased recording its equity in Telchemy’s losses.

7. Segment Reporting

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

    Product Sales—Brooktrout Technology groups its product sales based on their applications in the New Network™ and their applications in Today's Network. For the three months ended September 30, 2001, sales of products for use in the New Network accounted for approximately 36% of total revenue as compared to 64% of total revenue for the same period in the prior year.  For the nine months ended September 30, 2001, sales of products for use in the New Network accounted for approximately 42% of total revenue compared to 60% of total revenue for the same period in the prior year.

    Major Customers—One customer accounted for approximately 16% and 6% of revenue for the three months ended September 30, 2001 and September 30, 2000, respectively.  A different customer accounted for 26% of revenue for the quarter ended September 30, 2000; however, this customer represented approximately 1% of revenue in the quarter ended September 30, 2001.  The two above-mentioned customers accounted for approximately 12% and 9% of revenue respectively for the nine months ended September 30, 2001, and 6% and 21% of revenue respectively, for the nine months ended September 30, 2000.

    International Sales—International sales, principally exports from the United States, accounted for approximately 23% and 15% of revenue for the three months ended September 30, 2001 and September 30, 2000, respectively.  International sales accounted for approximately 20% and 16% of revenue for the nine months ended September 30, 2001 and September 30, 2000, respectively.

    Prior to the Company’s February 8, 2001 decision to discontinue its Brooktrout Software and Interspeed segments, the Company was organized and reported the results of its operations in the following three business segments: Brooktrout Technology, Brooktrout Software and Interspeed (see note 2).

8. Line of Credit

    The Company is currently negotiating a renewal of its working capital line of credit. Under the renewed line of credit, the Company will be able to borrow up to $5,000 on a secured basis, all of which could be used for issuance of letters of credit, subject to compliance with certain covenants. Any amounts borrowed under the line of credit will be subject to interest at the lender's prime rate.  The Company may issue letters of credit against the bank line from time to time in the ordinary course.  As of September 30, 2001, outstanding letters of credit issued against the Company’s existing line amount to $1,000 and relate to the collateralizing of certain lease commitments.

9. Contingencies

   In October 2000, several shareholder class action complaints were filed in the United States District Court for the District of Massachusetts (the "Court") by certain shareholders of Interspeed and of the Company. Certain of the complaints named, among others, the Company and certain of its current directors and certain current and former officers as defendants. The lawsuits were filed after Interspeed's October 6, 2000 announcement that it would be restating its unaudited financial results for certain prior quarters of its fiscal year 2000. The complaints included allegations that the Company or certain of its officers and directors participated in and approved the issuance of the financial statements of Interspeed, that defendants are "controlling persons" of Interspeed, and that the defendants made false or misleading statements regarding the Company's own consolidated financial results. Following settlement discussions among the parties, (i) complaints filed by shareholders of the Company were voluntarily dismissed in April 2001 and (ii) the Court entered final approval of the settlement of the litigation brought by shareholders of  Interspeed in July 2001. The dismissal and settlement of these actions did not have a material adverse effect on the Company's financial position or results of operations.

10. Purchase of In-Process Research and Development

    The Company recorded a one-time charge of $2,550 in 2000 for the purchased research and development rights in STS-1 technology, which has not yet reached technological feasibility, has no alternative future use, and for which successful development is uncertain.  During the quarter ended September 30, 2001, the Company ceased development of the product for which this technology was originally intended.  The Company will seek to utilize certain elements of the in-process STS-1 technology in future research and development efforts where it is deemed feasible.

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

    The future operating results and performance trends of the Company may be affected by a number of factors, including, without limitation, risks related to the following: (i) the current telecommunications market slowdown and its impact on our customers' business and financial strength; (ii) the uncertainties relating to recent global events; (iii) uncertainties regarding the future value of and the lack of liquidity of the Sonexis, Inc. (formerly known as eYak, Inc.) stock received in connection with the sale of Brooktrout Software; (iv) the Company's historical dependence on a small number of customers; (v) market growth, market acceptance of the Company's products and product demand; (vi) rapid changes in technology and the ability to keep pace with the evolution of the telecommunications hardware and software market; (vii) the impact of competition; and (viii) the impact of changes to regulations affecting the telecommunications and Internet industries. In addition to the foregoing, the Company's actual future results could differ materially from those projected in the forward-looking statements as a result of the risk factors set forth herein and in the Company's various filings with the Securities and Exchange Commission and of changes in general economic conditions and changes in the assumptions used in making such forward-looking statements.

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

Three Months Ended September 30, 2001 and 2000
(in thousands except share and per share data)

    Revenue during the three months ended September 30, 2001 decreased by approximately 56% to $17,213, down from $38,684 for the three months ended September 30, 2000. The decline in revenue resulted primarily from the overall economic slowdown in the United States and international economies and the resulting softening in the telecommunications market. The slowdown the Company is experiencing extends across most product lines and markets, though sales of products for applications in the New Network, specifically those sold to OEM’s for use by large service providers, have declined most significantly.  During the three months ended September 30, 2001, sales of products for applications in the New Network accounted for approximately 36% of total revenue, as compared to 64% of total revenue for the same period in 2000.

    Revenue from one customer accounted for approximately 16% of total revenue in the current quarter compared to 6% for this same customer in the prior year.  The Company expects that revenue from this customer will continue to be significant as a percentage of total revenue for the foreseeable future.  A different customer, one typically considered a New Network customer, represented 26% of sales during the three months ended September 30, 2000; however, revenue from this customer represented approximately 1% of total revenue for the three months ended September 30, 2001. For the foreseeable future, the Company expects that revenue from this customer will continue to be significantly less than that of prior comparative periods.

    Cost of product sold was $8,268, or 48% of revenue, for the three months ended September 30, 2001, compared to $14,394, or 37% of revenue, for the quarter ended September 30, 2000. The lower gross margin during the three months ended September 30, 2001 was primarily due to decreased sales volumes across most product lines, especially those of New Network products that tend to have higher gross margins.  Increases in other costs of product sold, principally reserves for inventory obsolescence, also contributed to lower gross margins for the three months ended September 30, 2001.

    Research and development expense was $5,171 or 30% of revenue, compared with $6,045 or 16% of revenue, for the three months ended September 30, 2001 and 2000, respectively. The dollar decrease when compared to the same period in the prior year is primarily attributable to decreased spending on temporary help, contract labor, and to a lesser extent expendable materials and supplies. The Company's continuing development efforts are focused on its switching and access products that allow customers to create the infrastructure to support the New Network; messaging products that allow integration of voice, fax and e-mail into one location; and IP telephony products.  The Company intends to continue to commit significant resources to product development.

    On September 29, 2000, the Company acquired rights to certain in-process technology that, upon completion, was intended to result in a single CompactPCI circuit board that would provide an STS-1 interface that would be capable of handling 28 T1 links (672 voice channels) and echo cancellation.  The Company recorded a one-time charge of $2,550 for the purchased research and development rights in the STS-1 project, which has not yet reached technological feasibility, has no alternative future use, and for which successful development is uncertain.  During the quarter ended September 30, 2001, the Company ceased development of the product for which this technology was originally intended.  The Company will seek to utilize certain elements of the in-process STS-1 technology in future research and development efforts where it is deemed feasible.

    Selling, general and administrative expense was $7,661 or 45% of revenue, compared with $9,358 or 24% of revenue, for the three months ended September 30, 2001 and 2000, respectively.  The decline in dollar expense is primarily the result of reduced spending for sales commissions and other incentive compensation, temporary help, discretionary travel, and expendable materials and supplies.

    Other income (expense) was $(2,769) compared to other income (expense) of $(127) for the three months ended September 30, 2001 and September 30, 2000, respectively. During the three months ended September 30, 2001, the Company recognized equity in loss of affiliates of $3,081 related to its investment in Pelago Networks, Inc. (“Pelago”) and Telchemy, Inc. (“Telchemy”).  Equity in loss of affiliates recognized during the three months ended September 30, 2000 was $596 and related exclusively to Pelago. The Company anticipates that equity in losses of affiliates in the fourth quarter of 2001 will be limited to the carrying amount of Pelago on the balance sheet as of September 30, 2001, amounting to $232.  In addition, interest income, net was $312 for the three months ended September 30, 2001 as compared with $469 for the same period in 2000, reflecting lower short-term interest rates.

    The Company's effective tax rate for continuing operations, excluding the effect of non-deductible equity losses in affiliates, was 41% for the quarter ended September 30, 2001, based on the estimated effective rate for the full year.

Nine Months Ended September 30, 2001 and 2000
(in thousands except share and per share data)

    Revenue during the nine months ended September 30, 2001 decreased by approximately 43% to $62,120, down from $109,177 for the nine months ended September 30, 2000. The decline in revenue resulted primarily from the overall economic slowdown in the United States and international economies and the resulting softening in the telecommunications market. The slowdown the Company is experiencing extends across most product lines and markets, though sales of products for applications in the New Network, specifically those sold to OEM’s for use by large service providers, have declined most significantly.  During the nine months ended September 30, 2001, the sales of products for applications in the New Network accounted for approximately 42% of total revenue, as compared to 60% of total revenue for the same period in 2000.

    Revenue from one customer accounted for approximately 12% of total revenue for the nine months ended September 30, 2001, compared to 6% from this same customer for the same period in the prior year.  The Company expects that revenue from this customer will continue to be significant as a percent of total revenue for the foreseeable future.  A different customer, one typically considered a New Network customer, represented 9% of sales during the nine months ended September 30, 2001, and 21% of revenue for the same period in 2000. For the foreseeable future, the Company expects that revenue from this customer will continue to be significantly less than that of prior comparative periods.

    Cost of product sold was $27,912, or 45% of revenue, for the nine months ended September 30, 2001, compared to $40,279, or 37% of revenue, for the nine months ended September 30, 2000. The lower gross margin in the nine months ended September 30, 2001 was primarily due to decreased sales volumes across most product lines, especially those of New Network products that tend to have higher gross margins.  Increases in other costs of product sold, principally reserves for inventory obsolescence, also contributed to lower gross margins for the nine months ended September 30, 2001.

    Research and development expense was $16,365 or 26% of revenue, compared with $17,442 or 16% of revenue, for the nine months ended September 30, 2001 and 2000, respectively. The dollar decrease when compared to the same period in the prior year is primarily attributable to decreased spending for contract labor, temporary help, and expendable materials and supplies.  The Company's continuing development efforts are focused on its switching and access products that allow customers to create the infrastructure to support the New Network; messaging products that allow integration of voice, fax and e-mail into one location; and IP telephony products. The Company intends to continue to commit significant resources to product development.

    On September 29, 2000, the Company acquired rights to certain in-process technology that, upon completion, was intended to result in a single CompactPCI circuit board that would provide an STS-1 interface that would be capable of handling 28 T1 links (672 voice channels) and echo cancellation.  The Company recorded a one-time charge of $2,550 for the purchased research and development rights in the STS-1 project, which has not yet reached technological feasibility, has no alternative future use, and for which successful development is uncertain.  During the quarter ended September 30, 2001, the Company ceased development of the product for which this technology was originally intended.  The Company will seek to utilize certain elements of the in-process STS-1 technology in future research and development efforts where it is deemed feasible.

    Selling, general and administrative expense was $25,135 or 40% of revenue, compared with $29,017 or 27% of revenue, for the nine months ended September 30, 2001 and 2000, respectively.  The decline in dollar expense is primarily the result of reduced spending for sales commissions and other incentive compensation, professional fees, advertising, temporary help, discretionary travel, and expendable materials and supplies.

    Other income (expense) was $(3,550) compared to other income (expense) of $(398) for the nine months ended September 30, 2001 and September 30, 2000, respectively. During the nine months ended September 30, 2001, the Company recognized equity in loss of affiliates of $4,478 related to its investments in Pelago and Telchemy.  Equity in losses of affiliates recognized during the nine months ended September 30, 2000 were $1,996 and related exclusively to Pelago.  In addition, interest income, net was $928 for the nine months ended September 30, 2001 as compared with $1,598 for the same period in 2000, reflecting lower short-term interest rates.

    The Company's effective tax rate for continuing operations, excluding the effect of non-deductible equity losses in affiliates, was 39% for the nine months ended September 30, 2001, based on the estimated effective rate for the full year.

Liquidity and Capital Resources
(in thousands, except share and per share data)

    For the nine months ended September 30, 2001, the Company funded its operations principally through cash received from customers. Working capital decreased to $51,498 at September 30, 2001 from $52,344 at December 31, 2000, primarily due to lower accounts receivable and inventory balances, partially offset by lower accounts payable and other current liabilities. Cash generated by operating activities for the nine months ended September 30, 2001 was approximately $6,967 and was primarily generated through the reduction of accounts receivable.

    The Company is currently negotiating a renewal of its working capital line of credit. Under the renewed line of credit, the Company will be able to borrow up to $5,000 on a secured basis, all of which could be used for issuance of letters of credit, subject to compliance with certain covenants. Any amounts borrowed under the line of credit will be subject to interest at the lender's prime rate.  The Company may issue letters of credit against the bank line from time to time in the ordinary course.  As of September 30, 2001, outstanding letters of credit issued against the Company’s existing line amount to $1,000 and relate to the collateralizing of certain lease obligations.

    During the nine months ended September 30, 2001, the Company purchased approximately $940 in equipment. The Company currently has no material commitments for additional capital expenditures.

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

    On April 16, 2001, the Company sold Brooktrout Software to eYak, Inc. ("eYak"), a privately held company, for approximately $4,927 in cash and 3,374,054 shares of eYak preferred stock, which represent approximately 6 percent of eYak's aggregate outstanding shares. The sale of Brooktrout Software resulted in a gain of $6,073, net of a provision for income taxes of $5,017, during the nine months ended September 30, 2001.  eYak was subsequently renamed Sonexis.

    The Company’s Board of Directors authorized an equity investment of up $3,050, in one or more tranches, in Pelago.   On August 6, 2001, the Company purchased 1,525,000 preferred shares for $1,525.  A second tranche was committed to in September 2001 and closed on October 2, 2001. The Company purchased an additional 1,525,000 preferred shares for $1,525.  In applying the equity method for the quarter and nine months ended September 30, 2001, the Company included in its investment account its commitment to purchase the additional shares on October 2, 2001.  Accordingly, in that such investments funded past losses incurred by Pelago, Brooktrout recorded a charge of $2,818.  The Company has no further financing obligations with respect to Pelago or any other of its investments.

    The Company anticipates that current cash and marketable securities balances, together with revenues and funds available under the Company's renewed line of credit, will be sufficient to meet the Company's working capital and capital equipment expenditure requirements for the next twelve months.

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

    The Company's failure to generate as much revenue as expected from what has historically been a relatively small number of customers or the failure of these customers to purchase the Company's products could seriously harm the Company's business. For the quarter ended September 30, 2001, one customer accounted for approximately 16% of the Company's revenue. A different customer accounted for 26% of revenue for the quarter ended September 30, 2000; however, this customer represented less than 1% of revenue in the quarter ended September 30, 2001.  The decline in expected revenue from this customer, as well as the loss of any one of the Company's other major customers or the delay of significant orders from such customers, even if only temporary, has or could reduce or delay the Company's revenue, could harm the Company's reputation in the industry and could reduce the Company's ability to accurately predict cash flow, and, as a consequence, could seriously harm the Company's business, financial condition and results of operations.

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

    Products as complex as the Company's may contain known and undetected errors or performance problems. Defects are frequently found during the period immediately following introduction and initial implementation of new products or enhancements to existing products. Although the Company attempts to resolve all errors that it believes would be considered serious by its customers before implementation, the Company's products may not be error-free. The Company also provides warranties against defects in materials and workmanship on its hardware products for five years. However, errors or performance problems could result in lost revenue or customer relationships and could be detrimental to the Company's business and reputation generally. Additionally, reduced market acceptance of the Company's services due to errors or defects in its technology would harm its business by reducing its revenue and damaging its reputation. In addition, the Company's customers generally use its products together with their own products and products from other vendors. As a result, when problems occur, it may be difficult to identify the source of the problem. These problems may cause the Company to incur significant warranty and repair costs, divert the attention of its engineering personnel from the Company's product development efforts and cause significant customer relations problems. To date, defects in the Company's products or those of other vendors' products with which its products are used by its customers have not had a material adverse effect on its business. However, the Company cannot be certain that defects will not materially adversely affect the Company’s business in the future.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    On November 1, 2001, the Company began invoicing its European customers in Euros, and therefore will be exposed to changes in foreign currency exchange rates that may adversely affect its results of operations and financial position. In order to minimize the potential adverse impact, the Company anticipates the use of foreign currency forward contracts to hedge this currency exchange rate risk. The Company does not utilize financial instruments for trading or other speculative purposes, nor does it utilize leveraged financial instruments.  Any gains or losses on the foreign currency contracts will be largely offset by the gains or losses on the underlying foreign currency assets and liabilities and consequently a sudden or significant change in foreign currency exchange rates would not have a material impact on the Company’s future net income or cash flows.

    Certain of the Company’s investments are minority equity investments in privately held high-technology companies, many of which can still be considered in the start-up or development stages. These investments are inherently risky as the market for the technologies or products that they have under development are typically in the early stages and may never materialize. Given the uncertainty of the success of these high-tech companies, in the future the Company could be required to record impairment charges against these investments, though currently no information has come to the Company’s attention that would lead it to believe any such impairment exists.

    Readers are referred to the Company’s Annual Report on Form 10-K, as amended, for the year ended December 31, 2000 for additional information.

Part II.  OTHER INFORMATION

Item 1.  Legal Proceedings

   In October 2000, several shareholder class action complaints were filed in the United States District Court for the District of Massachusetts (the "Court") by certain shareholders of Interspeed and of the Company. Certain of the complaints named, among others, the Company and certain of its current directors and certain current and former officers as defendants. The lawsuits were filed after Interspeed's October 6, 2000 announcement that it would be restating its unaudited financial results for certain prior quarters of its fiscal year 2000. The complaints included allegations that the Company or certain of its officers and directors participated in and approved the issuance of the financial statements of Interspeed, that defendants are "controlling persons" of Interspeed, and that the defendants made false or misleading statements regarding the Company's own consolidated financial results. Following settlement discussions among the parties, (i) complaints filed by shareholders of the Company were voluntarily dismissed in April 2001 and (ii) the Court entered final approval of the settlement of the litigation brought by shareholders of Interspeed in July 2001. The dismissal and settlement of these actions did not have a material adverse effect on the Company's financial position or results of operations.

Item 6.  Exhibits and Reports on Form 8-K

             (a) Exhibits

    None.

(b) Reports on Form 8-K

     None.

 SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BROOKTROUT, INC.

Date: November 14, 2001	By:	/s/ ERIC R. GILER
Eric R. Giler President (Principal Executive Officer)

Date: November 14, 2001	By:	/s/ ROBERT C. LEAHY
Robert C. Leahy Vice President of Finance and Operations, and Treasurer (Principal Financial and Accounting Officer)