Form 10-K405
period 2001-12-31
BROOKTROUT INC
filed 2002-03-25
CIK 754516

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO
SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark one)
	☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2001
	☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                              to                             .

Commission File No. 000-20698

BROOKTROUT, INC.
(Exact Name of Registrant as Specified in Its Charter)

MASSACHUSETTS (State or Other Jurisdiction of Incorporation or Organization)	04-2184792 (I.R.S. Employer Identification No.)

250 FIRST AVENUE, NEEDHAM, MASSACHUSETTS 02494
(Address of Principal Executive Offices) (Zip Code)

Registrant's telephone number, including area code: (781) 449-4100

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock (title of class)	Preferred Stock Purchase Rights (title of class)

        Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒        No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

        As of January 31, 2002, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $48.0 million, based on the closing price of $5.68 on such date of the Company's common stock on the Nasdaq National Market.

        As of January 31, 2002, 12,206,889 shares of common stock, $.01 par value per share, were outstanding.

BROOKTROUT, INC.
ANNUAL REPORT ON FORM 10-K
YEAR ENDED DECEMBER 31, 2001

DOCUMENTS INCORPORATED BY REFERENCE

        Portions of the Company's definitive Proxy Statement relating to the Annual Meeting of Stockholders to be held on May 9, 2002 are incorporated into Part III of this Form 10-K. A copy of the Proxy Statement can be obtained at no cost by calling the Company's Investor Relations department at (781) 449-4100.

PART I

        This Annual Report on Form 10-K contains certain statements that are "forward-looking statements" as that term is defined under the Private Securities Litigation Reform Act of 1995 and releases issued by the Securities and Exchange Commission. The words "believes," "expects," "anticipates," "intends," "estimates," "assumes," "will," "should" and other expressions that are predictions of or indications of future events and trends and that do not relate to historical matters identify forward-looking statements. Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to differ materially from anticipated future results, performance or achievements expressed or implied by such forward-looking statements. There are a number of important factors that could cause the results of the Company to differ materially from those indicated by such forward-looking statements, including those detailed under the heading "Risk Factors" on page 19 below. The Company undertakes no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

Item 1. Business

(a) General Development of Business

        Brooktrout, Inc. (the "Company" or "Brooktrout") is a Massachusetts corporation founded in 1984. During 1999, the Company changed its name from Brooktrout Technology, Inc. to Brooktrout, Inc. The Company develops, manufactures and sells communications hardware and software products that enable the development of communications applications and systems in five targeted markets, including enhanced services platforms, wireless infrastructure, voice over packet gateways and switches, unified communications, and contact centers. The Company's strategy is to collaborate with its partners on new ideas and to invest in the success of their businesses in order to help them expand into new markets, accelerate the delivery of their applications and services, and deliver quality products and services.

        The evolution of the world's telecommunications systems has created important market opportunities for the Company. One opportunity involves core technologies and platforms that are primarily used in business premise products such as fax, Local Area Network ("LAN") fax, and voice mail—Today's Network. Another opportunity—the New Network™—is the result of the global investments that are being made to expand the capabilities of today's communication networks. These New Network opportunities enable data, voice and fax information to be distributed using packet-based data networks, such as the Internet, for portions of the transmission and also to be distributed using the traditional circuit-switched telephone network.

        Effective electronic communication over the New Network is dependent upon network infrastructure technology that weaves together the many disparate systems and applications that already exist, with the new and emerging technologies that are resulting from the proliferation of the New Network. The Company's approach to technology development is market and customer driven. It is from that perspective that the Company positions itself as a true partner in creating innovative solutions for the new global communications network. The Company focuses its energies on understanding its partners' requirements better than any other vendor in the industry.

        Acquisitions have also complemented the Company's overall business strategy. On June 30, 1997, the Company acquired Netaccess, Inc., a leading worldwide supplier of Primary Rate ISDN interface products and multiport modems for remote access and computer telephony systems. On December 17, 1998, the Company acquired the assets and assumed certain liabilities of the Computer Telephony Products ("CTP") business of Lucent Technologies, Inc. ("Lucent"). The CTP business provides technologies for the voice processing industry and manufactures hardware and software components that connect PCs and LANs with telephone networks. These acquisitions helped establish Brooktrout as a single-source provider able to offer customers a complete line of voice, data and fax products.

        Prior to February 8, 2001, the Company was organized and reported the results of its operations in three operating segments, Brooktrout Technology, Inc. ("Brooktrout Technology"), Brooktrout Software, Inc. ("Brooktrout Software"), and Interspeed, Inc. ("Interspeed"). On February 8, 2001, the Company's Board of Directors adopted formal plans to discontinue its Brooktrout Software and Interspeed segments. Accordingly, the Company has accounted for these businesses as discontinued operations. See notes 1(d) and 2 to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

        Except where indicated, the information presented in this Annual Report on Form 10-K pertains to Brooktrout's continuing operations.

(b) Financial Information about Segments

        Financial information concerning the Company's segments is summarized in note 13 to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

(c) Description of Business

          Principal Products and Markets

  Products

        TRxStream™ Series products are media processing boards used in open-systems to provide voice, fax and other media processing functions and connection to circuit and Internet Protocol ("IP") networks. These products include circuit boards, firmware, device drivers and application programming interfaces ("APIs"). The products are used by system developers and system integrators to create telecommunications systems, including enhanced services platforms, wireless infrastructure elements, voice over packet gateways and switches, unified communications systems and contact center systems. Products in the series include:

  TR1000™ Series boards provide media processing and on-board network interfaces. The TR1000 has up to 96 full-featured channels per board that provide voice and fax processing, as well as support for automatic speech recognition and conferencing applications. They are available in PCI and Compact PCI ("cPCI") configurations. The TR1000 Series is used in systems for applications such as unified messaging, conferencing, voice portals, network announcements, connection services, fax broadcasting and prepaid calling.

  TR1100™ Series is a high-density platform, optimized for voice and fax processing applications in the enterprise market. The TR1100 leverages Digital Signal Processor ("DSP") technology to provide up to 60 full-duplex configurable channels in a single PCI slot with two on-board T1/E1 interfaces. Applications supported by the TR1100 include contact centers, unified communications, voice messaging, call routing and interactive voice response.

  TR1034™ is an intelligent fax board that offers capabilities and value beyond that of the Company's TR114™ and TruFax® products. The TR1034 delivers 33.6Kbps fax transmission speeds, up to 30 fax channels per board, and features an onboard T1/E1 interface. Applications supported include network fax, broadcast fax, production fax, customer relationship management, business process automation, unified messaging, never busy, outsourced fax and fax-on-demand.

  TR2001™ Series provides voice and fax transcoding between circuit and packet networks, as well as on-board circuit network and Ethernet network interfaces. Each board supports up to 60 channels of real-time transcoding in a single slot with optional on-board T1/E1 interfaces. The TR2001 is available in a variety of configurations on two form factors: PCI and cPCI. The TR2001 is used in systems such as voice over packet gateways, as well as in new applications such as Internet call-waiting and push-to-talk web-based telephony.

  TR2020™ Series provides voice and fax transcoding between circuit and IP networks. The products perform voice compression, interactive voice response, fax relay and data relay. They offer on-board circuit network and Ethernet network interfaces. The TR2020 incorporates a unique voice quality monitoring agent that reports user-perceived voice quality, in real-time, for every call placed through a gateway. The TR2020 PCI configurations are available with up to 60 channels per board and the cPCI offering provides 30 channels per board. The TR2020 is used in systems such as voice over IP gateways, softswitch media gateways, wireless-to-IP gateways and IP Centrex, and for applications such as audio/web conferencing, messaging, Internet call waiting and click-to-talk.

        Netaccess® Series products are network interface and data processing boards used in open-systems to provide circuit and IP network interfaces, circuit-network call control and data processing capabilities. These products include circuit boards, firmware, drivers and APIs. The products are used by system developers and system integrators to create telecommunications systems, including call processing systems, wireless infrastructure elements and signaling gateways. Products in the series include:

  NS700™ Series provides support for a range of SS7 features. The PCI board offers up to four E1 or T1 interfaces and the cPCI board offers eight T1 or E1 interface ports. Each has a high-performance on-board processor to off-load the host from lower layer requirements. The NS700 product line supports four, eight or 16 SS7 signaling links on-board. SS7 protocols supported include ISUP, MAP, TCAP and MTP L2/3. The NS700 is used in applications such as SS7 signaling gateways, enhanced service nodes, follow-me services, wireless applications, intelligent peripherals and softswitch media gateways.

  NS300™ and other Netaccess Series products provide T1 and E1 network interfaces, call control, data communications protocol support and packet data processing. The NS300 offers up to eight T1 or E1 spans on a cPCI board. Other Netaccess Series products offer support for up to two T1 or E1 spans on a PCI board. The NS300 and Netaccess Series products are used in applications such as wireless infrastructure elements, wireless data network elements, signaling gateways, and monitoring and surveillance systems.

        TR114™ Series are intelligent fax and voice boards. The TR114 provides up to 16 intelligent fax and voice channels, with full fax and voice processing on each. The TR114 also has extended support for Internet faxing, both for T.37-compatible store-and-forward and T.38 real-time transmissions. Applications supported by the TR114 include network faxing, broadcast fax service, fax-on-demand and interactive voice response.

        TruFax® Series is a line of intelligent fax boards for small to medium-sized businesses and departmental workgroups. TruFax offers reliable 14.4Kbps fax transmission speeds and up to two channels per board at an economical price point for low volume fax traffic. The TruFax Series supports a variety of computer-based fax applications, including network fax, fax broadcast, unified messaging and business process automation.

        TRNIC™ Series of network interface boards provide a seamless, easy path to connect TR114 fax and voice systems to digital telephone lines. The TRNIC Series transmits call progress signals and fax and voice data over the PEB or MVIP telephony bus for processing by TR114 boards.

        RealBLOCs™ ATSI is a PCI-based analog interface board. The board's modular design supports any combination of analog trunk and station interfaces from eight to 24 ports, in four port increments, on a single card. Applications supported include contact centers and call routing.

        Vantage™ Series are flexible, robust platforms for creating voice-processing applications. Densities from four to 32 ports per board are supported. Applications supported include voice messaging, unified communications, digital recording, integrated contact centers, interactive voice response, and call routing.

        DST-16 provides direct digital connections to Private Branch Exchange ("PBX") station ports. The DST-16 supports up to 16 ports per board and is compatible with many of the popular PBXs and Automatic Call Distributors ("ACDs"). Combined with a Vantage Series voice resource card, the DST-16 provides a complete digital PBX integration solution for call recording applications.

        Prelude™ Series is a family of low-cost, entry-level voice processing platforms. The Prelude Series includes the Duet (two port) and Quartet (four port) analog half-size boards that enable developers to build affordable voice messaging and digital recording systems while maintaining full voice processing functionality.

        RTNI™ Series are ISA-bus boards that provide telephony network interfaces for many applications. The RTNI Series is ideal for both voice and fax applications and supports analog trunk, analog station and digital network connections. Applications supported include voice messaging, unified communications, digital recording, interactive voice response and call routing.

        RDSP™ Series are affordable, reliable platforms for voice applications. Models in this series range from two to 24 ports per board. The RDSP Series is targeted for developing messaging, unified communications, digital recording, interactive voice response and call routing applications.

        Ensemble™ Series is an integrated PC and Brooktrout board solution offering users a low-cost, expandable industrial platform to develop and host communications applications. Tested and supported by Brooktrout, these platforms provide high-performance message processing capabilities that are easily customizable for any developer's needs. Applications supported include voice messaging, unified messaging and interactive voice response.

        RealCT® Direct is an application development environment that provides the interface between an operating system and Brooktrout hardware. RealCT Direct provides developers with direct access to any device in a computer telephony environment, enabling quick development of applications and direct control over all devices in the system. Developers can create powerful, robust applications, including voice messaging, unified communications, digital recording, interactive voice response and call routing.

        RealComm 100™ is an application development environment that provides media management, network abstraction and a high-level programming interface. RealComm 100 is based on the industry standard (ECTF S.100 revision 2) and enables developers to build innovative, converged communications solutions that support multiple technologies and configurations. Applications supported include contact centers, interactive voice response, call routing and unified communications.

  Markets

Enhanced Services Platforms

        Enhanced services platforms are systems that provide value-added services beyond basic connectivity for service providers. Examples of enhanced services include features such as caller ID, network voice mail, pre-paid calling cards, forwarding and follow-me services, screening, never-busy fax and three-way calling, as well as newer features such as credit card processing, barge-in voice technology, and talking call waiting. In each case, these services are increasingly available over all standard carrier platforms: the public circuit-switched telephone network, the IP network, and the various wireless systems used around the world. Brooktrout's hardware is suitable for carrier-class customers regardless of whether the installation is on an application-specific platform, as an enhanced peripheral in a central office switch, or as part of the softswitch architecture delivering media processing for enhanced services. For developers of these platforms, Brooktrout provides a wide-range of network interface, call control and media processing products. The Company's TR1000, TR2001, TR2020, NS300 and NS700 products are used in the enhanced services platforms market.

Wireless Infrastructure

        Wireless infrastructure products are those that provide connectivity, and relay voice and data, between the various elements of the mobile voice ("2.0G") and mobile voice/data ("2.5G" and "3.0G") networks. The Company's hardware can be used inside many different nodes in the 2.0G voice and the 2.5G network infrastructure, including the base station controller, the serving node, the mobile switching center, the home and visitor location registers and the short message service centers. Brooktrout's Netaccess products offer support for ISDN and SS7, as well as support for the standard 2.5G and 3.0G protocols. A wide-variety of protocol support, fast on-board processing, coupled with our carrier-grade reliability and support of all the popular operating systems, positions us well in the global wireless infrastructure market. The Company's NS300, NS700 and TR1000 products are used in the wireless infrastructure market.

Voice over Packet Gateways and Switching

        In the new public network, voice over packet ("VoP") gateways are systems that mediate network traffic between circuit-switched and packet-switched networks. Traffic is primarily voice but can also include data or fax. VoP gateways are also referred to by other terms including voice over IP ("VoIP") gateways, media gateways, softswitch media gateways, and voice over broadband gateways. The Company's gateway systems customers develop equipment for use by local and long-distance telephone companies who then provide their subscribers with basic telephone service, as well as advanced voice, fax and messaging features. In some cases, Brooktrout also sells directly to service providers who choose to develop their own infrastructure equipment. Brooktrout's products support connection to the circuit-switched network, voice and fax transcoding and Real-Time Transport Protocol ("RTP") packetization, as well as support for integrated real-time quality of service ("QoS") monitoring of voice quality, a significant requirement in IP networks. In addition, Brooktrout's development environment provides interfaces or "hooks" for use with all standard IP call control protocols, which include H.323, MGCP, MEGACO/H.248 and SIP. The Company's TR2020, TR2001, NS300 and NS700 products are used in voice over packet gateways and switching market.

Unified Communications

        Unified communications solutions help organizations enable employees to communicate with each other, as well as exchange information up and down their supply and demand chain. For developers of these solutions, Brooktrout offers open, scalable platforms for embedded messaging, voice messaging and network faxing. Brooktrout's scalable hardware platforms offer analog and digital interfaces from two to 60 ports per board, approvals in over 30 countries and are compatible with more than 50 of the leading independent software vendor ("ISV") messaging applications. Brooktrout's multi-port voice messaging modules can be easily integrated into a single board computer and embedded inside a PBX. By coupling Brooktrout's voice technology with its industry leading fax capabilities, Brooktrout offers an ideal platform for developing voice and unified communication solutions, from small four to eight port systems to systems requiring multiple T1 or E1 spans. The Company's Vantage Series, RDSP Series, Ensemble Series, RealCT Direct, TR1100, TR114, TR1034 and TruFax products are used in the unified communications market.

Contact Centers

        Corporations use contact centers to enable cost-effective customer service or communication between employees and customers. Brooktrout's enabling platforms are used for services such as call routing, call monitoring, call recording, and interactive voice response. For partners creating solutions to record voice communications, Brooktrout delivers important capabilities such as recording quality and compression, as well as the ability to accurately detect voice and silence. Interactive voice response applications are being expanded with speech recognition technology to support customer self-service. The Company's Vantage Series, RealBLOCs ATSI, RealCT Direct, TR1100, TR2020 and RealComm 100 products are used in the contact center market.

  Manufacturing, Distribution, Sales And Marketing

Manufacturing

        The Company's manufacturing operations consist primarily of final assembly and testing of components, subsystems and systems. The Company tests its products at various stages in the manufacturing process. Prior to shipment, each product undergoes a final load and/or functional test either by the Company's subcontractors or by the Company at its own facilities.

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

Sales and Distribution

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

        The Company has established international sales offices in Belgium, the United Kingdom, and Germany. The Company's international sales efforts are initiated from corporate headquarters in the United States and internationally located sales and support offices.

        Most countries require technical approvals from their telecommunications regulatory agencies for products that operate in conjunction with the local telephone system. Obtaining these approvals is generally a prerequisite for sales in a given jurisdiction. Obtaining the requisite approvals may require from two months to a year or more depending on the product and the jurisdiction. The Company, its distributors or its customers have received product approvals from agencies in Australia, Canada, France, Germany, Hong Kong, Korea, Italy, Japan, Malaysia, the Netherlands, New Zealand, Singapore, Sweden, Switzerland, Mexico, Ireland, Norway, Denmark, India, Czech Republic, the United

Kingdom, Austria, Belgium, Finland, Greece, Luxembourg, Portugal, Spain, the European Union, China, Thailand, Argentina, Israel, South Korea, Russia, South Africa, Morocco, Iceland and the United States.

        The Company ordinarily sells its products on the basis of purchase orders received from customers. From time to time, the Company has entered into agreements with certain of its customers, which agreements establish terms and conditions for sales. These agreements generally do not establish any long-term fixed purchase or supply commitments for either party.

Service Providers and Original Equipment Manufacturers (OEMs)

        Service providers of enhanced telecommunications services develop, or purchase from developers, large, complex systems incorporating the Company's products that deliver electronic communications applications. These systems typically have long development cycles and result in periodic deployments of large systems. OEMs design, manufacture and market electronic communications systems that incorporate the Company's products. OEMs generally have long product design and development processes that precede the release of products. Making sales to both of these types of customers can be a complex and time-consuming process that is often focused on technical requirements.

Value-Added Resellers (VARs)

        VARs typically purchase the Company's products for resale to an end-user enterprise customer together with application software developed by the VAR or purchased from an ISV. The Company has established a network of resellers, including many that are designated Brooktrout Authorized Resellers. The Company employs direct sales people and manufacturers' representatives to recruit, train and assist VARs. The Company also uses a two-tiered distribution system for some of its fax, voice and network interface products, utilizing national distributors who then sell to VARs. In the two-tiered distribution system, the Company does not recognize revenue until the products are sold to the end-user.

Brooktrout's Partner Connection Program

        The Company has created the Partner Connection Program to assist its partners with their marketing initiatives. The Partner Connection Program is global in scope and covers the entire Brooktrout product line. This program is designed to help the Company's partners get the most out of their relationship with Brooktrout, whether they develop to Brooktrout platforms or sell Brooktrout products. As a Partner Connection member, companies have access to a variety of co-marketing activities and a wealth of technical and marketing expertise, which are all designed to help them grow their business.

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

        Brooktrout's hardware products are covered by a warranty against defects in materials and workmanship. In March 2000, the Company increased the warranty on its generally available network interface and signal processing hardware products to five years from the date of purchase from the Company. The Company extended its warranty for competitive purposes, as certain of the Company's competitors had recently shortened their warranties and begun charging for additional warranty coverage. Products purchased on or after January 1, 2000 are covered under this new warranty. For hardware products purchased before January 1, 2000, the warranty generally extends for periods of twelve to thirty-six months from the date of purchase. Brooktrout has also provided, from time to time, extended warranties to certain customers under contractual agreements or for additional consideration.

          New Products; Research and Development

        The market for electronic communications products is generally characterized by rapid technological change, changes in customer requirements, frequent new product introductions and enhancements, and emerging industry standards. The Company focuses significant resources on improving its products in response to changes in operating systems, application software, computer and telephony hardware, networking software, programming tools and computer language technology. The Company also directs significant resources at the development of new products and next generation versions of its current products. During the years ended December 31, 2001, 2000, and 1999, the Company spent approximately 27%, 17%, and 15% of total revenue, respectively, on research and development. Research and development expenses have been charged to operations as incurred. The Company believes significant investments in product development are required to remain competitive. As a consequence, the Company intends to continue to invest a significant dollar amount on product development.

        In 2000, the Company acquired rights to certain in-process technology that, upon completion, was intended to result in a single cPCI circuit board that would provide an STS-1 interface that would be capable of handling 28 T1 links (672 voice channels) and echo cancellation. The Company recorded a one-time charge of $2,550,000 for the purchased research and development rights in the STS-1 project, which has not yet reached technological feasibility, has no alternative future use, and for which successful development is uncertain. During 2001, the Company ceased development of the product for which this technology was originally intended. Expenses associated with this project, through the date the Company ceased development, were not a significant portion of the Company's overall research and development expenses in either 2001 or 2000.

          Raw Materials

        The Company believes that it has a readily available supply of raw materials for all of its significant products from various sources. The Company does not anticipate any difficulties obtaining the raw materials essential to the business.

          Patents, Licenses and Trademarks

        Patents are important to Brooktrout's business; no particular patent, or related group of patents, is so important, however, that its loss would significantly affect the Company's operations as a whole. From time to time, Brooktrout seeks patent protection for inventions and developments made by its personnel that are incorporated into its products or that otherwise fall within Brooktrout's fields of interest.

        The Company has also acquired licenses under certain third-party patents covering aspects of voice processing and voice transcoding technology, and licenses from third parties for some of the software used in certain of its voice and fax products. The Company pays royalties under these licenses with respect to its sales of certain products. The licenses generally extend for the life of the patent in question (in the case of patents) or in perpetuity (in the case of software), and are subject to termination only in the event of a breach. Royalties constitute a percentage of sales of particular products or product elements, or a fixed amount per unit of hardware or software distributed, and do not generally account for a material part of the Company's cost of product sold.

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

        Where appropriate, the Company also uses trademarks and applies for registered trademarks.

          Working Capital Requirements

        There are no special inventory requirements or credit terms extended to customers that would have a material adverse effect on the Company's working capital.

          Dependency on a Single Customer

        In 2001, 2000, and 1999, sales to Lucent, previously one of the Company's largest customers, accounted for 8%, 22%, and 14%, respectively, of the Company's total revenue. The Company sells its products to a number of separate business units within Lucent. In 2001, sales to Lucent have predominantly been of the TRxStream Series product line for use in New Network applications. A second customer, Captaris/RightFax, represented 12%, 7%, and 8% of the Company's total revenue during the fiscal years 2001, 2000, and 1999, respectively.

          Backlog

        At December 31, 2001, the Company's backlog of firm orders was approximately $5,560,000 compared with approximately $6,866,000 at December 31, 2000. All of the backlog is expected to be shipped before the end of 2002. The Company regards all orders as firm orders. Because of the possibility of customer changes in delivery schedules or of cancellation of orders, the Company's backlog as of any particular date may not be indicative of actual sales for any particular future period. The period of time between placement of an order and delivery of the product varies from one day for certain TRxStream Series products to seven months for certain OEM systems products.

          Competition

        The Company is in direct competition with companies offering similar products or products responsive to similar applications. In addition, there is always the potential for new entrants into the Company's markets by other companies, including the Company's customers and suppliers. The Company believes that the principal competitive factors affecting the market for the Company's products include product functionality and features, product quality, performance and price, ease of product integration, and quality of customer support services. The relative importance of each of these factors depends upon the specific customer environment. Although the Company believes that its products currently compete favorably with respect to such factors, there can be no assurance that the Company can maintain its competitive position against current and potential competitors.

        Many of the Company's current and potential competitors have longer operating histories, significantly greater financial, technical, product development and marketing resources, greater name recognition and larger customer bases than the Company. Though the Company's addressable market in the overall telecommunications market is characterized by several large competitors, the rest of the market is fairly fragmented and many of the Company's current and potential competitors are smaller companies. These smaller companies generally have significantly less financial, technical, product development and marketing resources, lesser name recognition and smaller customer bases, but these smaller companies also have an ability to respond more quickly to changes in the market or technology. The Company's present or future competitors may be able to develop products comparable or superior to those developed by the Company, adapt more quickly than the Company to new technologies, evolving industry trends or customer requirements, or devote greater resources to the development, promotion and licensing of their products than the Company. Accordingly, there can be no assurance that competition will not intensify or that the Company will be able to compete effectively in its market.

        The Company has faced, and expects that it will to continue to face, increasing pricing pressures from its current competitors and new market entrants. The Company's competitors may engage in pricing practices that cause the Company to reduce the selling prices of its products. To offset declining selling prices, the Company believes that it must successfully develop and introduce, on a timely basis, new products or products that incorporate new features that can be sold at gross margins comparable to those of existing products. To the extent that such new products are not developed in a timely manner, do not achieve customer acceptance, or do not generate comparable gross margins, the Company's profitability may decline.

          Environmental Protection Regulations

        Complying with federal, state, and local environmental protection regulations will not significantly affect the Company's capital spending, earnings, or competitive position.

          Number of Employees

        As of December 31, 2001, the Company had 349 full-time employees, of which 130 were engaged in engineering and product development, 117 in sales, marketing and technical support, 62 in administration, and 40 in manufacturing. None of the Company's employees are represented by a labor union and the Company believes its relations with its employees are good.

(d) Financial Information about Geographic Areas

        International sales accounted for approximately 20%, 16%, and 23% of total revenue in 2001, 2000, and1999, respectively.

Item 2. Properties

        The Company leases facilities in Needham, Massachusetts, in Salem, New Hampshire, and in Los Gatos, California. In Needham, Massachusetts, the Company leases three facilities: a 31,000 square foot manufacturing facility; a 38,000 square foot facility that accommodates engineering, sales and marketing; and a 22,000 square foot office that houses corporate headquarters. Two of the Needham, Massachusetts facilities are leased until 2006, and one until 2005. In Los Gatos, California, the Company leases an office of approximately 33,000 square feet for engineering, sales, marketing and administration. This lease expires in 2006. In Salem, New Hampshire, a 26,000 square foot leased facility is used for engineering, manufacturing, sales, marketing and administrative operations. This lease expires in 2003.

        The Company also maintains operating leases and office space for sales and support functions in Florida, Georgia, Illinois, Belgium, Germany and the United Kingdom.

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

PART II

Item 5. Market For Registrant's Common Equity and Related Stockholder Matters

        The Company's common stock is quoted on the Nasdaq National Market under the symbol "BRKT." The following table shows the high and low sales prices per share of the common stock, as reported on the Nasdaq National Market, for the periods indicated:

	2001			2000
Quarter Ended			Quarter Ended
	High	Low		High	Low
March 31	$11.00	$6.00	March 31	$50.75	$17.50
June 30	$7.75	$5.00	June 30	$30.00	$18.00
September 30	$8.00	$3.10	September 30	$43.50	$19.63
December 31	$6.84	$2.72	December 31	$32.75	$8.00

        The Company has never paid cash dividends on its common stock. The Company presently does not anticipate paying any cash dividends in the foreseeable future. On March 15, 2002, there were 465 holders of record of the Company's common stock and the closing price of the common stock on the Nasdaq National Market was $6.69 per share.

Transfer Agent

EquiServe Trust Company, N.A.
c/o EquiServe, Inc.
P.O. Box 9187
Canton, MA 02021
Shareholder Inquiries: 816-843-4299
www.equiserve.com

Item 6. Selected Financial Data
(in thousands, except per share data)

        The selected financial data presented below under the caption Statements of Operations Data with respect to the years ended December 31, 2001, 2000, 1999, 1998, 1997 and under the caption Balance Sheet Data at December 31, 2001, 2000, 1999, 1998, 1997 are derived from the consolidated financial statements of the Company and its subsidiaries, which financial statements have been audited by Deloitte & Touche LLP, independent certified public accountants. The following selected consolidated financial data should be read in conjunction with the "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and Notes thereto included elsewhere in this Annual Report on Form 10-K.

	Years Ended December 31,
Statements of Operations Data	2001	2000	1999	1998	1997
Revenue	$79,774	$141,748	$128,036	$94,959	$67,558
Costs and expenses:
Cost of product sold	36,399	52,925	48,262	38,037	30,219
Research and development	21,517	23,508	19,236	13,565	9,400
In-process research and development (1)	—	2,550	—	9,786	3,746
Selling, general and administrative	31,318	39,921	36,882	26,420	19,038

Total costs and expenses	89,234	118,904	104,380	87,808	62,403

Operating income (loss)	(9,460)	22,844	23,656	7,151	5,155
Other income (expense):
Net gain (loss) on investments (2)	(4,923)	—	21,738	—	—
Equity in loss of affiliates (3)	(4,710)	(3,298)	—	—	—
Interest income, net and other	1,108	2,081	645	1,890	1,677

Total other income (expense)	(8,525)	(1,217)	22,383	1,890	1,677

Income (loss) before income tax provision	(17,985)	21,627	46,039	9,041	6,832
Income tax provision (benefit)	(7,627)	8,717	17,700	3,380	2,462

Income (loss) from continuing operations	$(10,358)	$12,910	$28,339	$5,661	$4,370

Diluted income (loss) per common share:
Income (loss) from continuing operations	$(0.85)	$1.02	$2.45	$0.49	$0.39
Shares for diluted	12,150	12,684	11,582	11,483	11,300
	December 31,
	2001	2000	1999	1998	1997
Balance Sheet Data
Cash and marketable securities	$38,125	$25,987	$50,033	$12,355	$36,378
Working capital	54,701	52,344	65,131	21,225	41,741
Total assets	98,887	112,660	115,435	73,209	65,415
Long-term debt	—	—	—	—	—
Stockholders' equity	79,572	82,259	77,383	50,129	50,444

(1)
In 2000, the Company acquired rights to certain in-process voice over broadband STS-1 technology for $2,550. In 1998 and 1997, the Company recorded charges of $9,786 and $3,746, respectively, representing the portion of the purchase price allocated to in-process research and development efforts related to the acquisitions of the Computer Telephony Products business of Lucent Technologies, Inc. and of Netaccess, Inc., respectively.

(2)
In 2001, net loss on investment activity represents a $3,914 permanent reduction in the carrying value of the Company's equity interest in Sonexis, Inc. and a loss of approximately $1,000 on the sale of a second cost basis investment. In 1999, net gain on investment activity represents a gain of $19,900, net of offering related costs, on the sale of 1,925 shares of Interspeed, Inc. by the Company in Interspeed's initial public offering; a gain of $2,500 from the sale of marketable securities; and a loss of $655, representing the book value of a separate investment that was written off in 1999.

(3)
Equity in loss of affiliates includes the Company's share of its equity losses in Pelago Networks, Inc. and Telchemy, Incorporated.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995

        This Annual Report on Form 10-K contains certain statements that are "forward-looking statements" as that term is defined under the Private Securities Litigation Reform Act of 1995 and releases issued by the Securities and Exchange Commission. The words "believes," "expects," "anticipates," "intends," "estimates," "assumes," "will," "should" and other expressions that are predictions of or indications of future events and trends and that do not relate to historical matters, identify forward-looking statements. You should not rely on forward-looking statements because they involve known and unknown risks, uncertainties and other factors, some of which are beyond the control of Brooktrout, Inc. (the "Company" or "Brooktrout"), which may cause the actual results, performance or achievements of the Company to differ materially from anticipated future results, performance or achievements expressed or implied by such forward-looking statements. These forward-looking statements were based on information, plans, and estimates at the date of this document and the Company undertakes no obligation to update any forward-looking statement, whether as a result of new information, future events or otherwise.

        The future operating results and performance trends of the Company may be affected by a number of factors, including, without limitation, risks related to the following: (i) the economic slowdown in the telecommunications sector; (ii) market growth, market acceptance of the Company's products and product demand; (iii) rapid changes in technology and the evolution of the telecommunications hardware and software market; and (iv) the impact of competition. In addition to the foregoing, the Company's actual future results could differ materially from those projected in the forward-looking statements as a result of the risk factors set forth herein and in the Company's various filings with the Securities and Exchange Commission and of changes in general economic conditions and changes in the assumptions used in making such forward-looking statements.

Introduction

        Brooktrout develops, manufactures and sells communications hardware and software products that enable the development of communications applications and systems in five targeted markets, including enhanced services platforms, wireless infrastructure, voice over packet gateways and switches, unified communications, and contact centers. The Company's strategy is to collaborate with its partners on new ideas and to invest in the success of their businesses in order to help them expand into new markets, accelerate the delivery of their applications and services, and deliver quality products and services. The Company sells its products to system vendors, service providers, enterprise customers, original equipment manufacturers ("OEMs"), and value-added resellers ("VARs"), both domestically and internationally, through a direct sales force and a two-tiered distribution system.

        The evolution of the world's telecommunications systems has created important market opportunities for the Company. One opportunity involves core technologies and platforms that are primarily used in business premise products such as fax, LAN fax, and voice mail—Today's Network. Another opportunity—the New Network™—is the result of the global investments that are being made to expand the capabilities of today's communications networks. These new capabilities allow data, voice and fax information to be distributed using packet-based data networks, such as the Internet, for portions of the transmission and also allow such information to be distributed using the traditional circuit-switched telephone network.

        Prior to February 8, 2001, the Company was organized and reported the results of its operations in three operating segments, Brooktrout Technology, Inc. ("Brooktrout Technology"), Brooktrout Software, Inc. ("Brooktrout Software"), and Interspeed, Inc. ("Interspeed"). On February 8, 2001, the Company's Board of Directors adopted formal plans to discontinue its Brooktrout Software and Interspeed segments. Accordingly, the Company has accounted for these businesses as discontinued operations. See notes 1(d) and 2 to the consolidated financial statements.

        The following discussion focuses on the Company's results from continuing operations; the historical information presented has been revised to conform to the reclassified consolidated financial statement presentation.

Critical Accounting Policies

        Accounting policies, methods and estimates are an integral part of the consolidated financial statements and are based upon management's current judgments. These judgments are based on knowledge and experience with regard to past and current events and assumptions about future events that are believed to be reasonable under the circumstances. On an on-going basis, the Company's management evaluates its estimates and assumptions and adjusts them if expectations concerning events, including future events, affecting them differ markedly from management's current judgments. Management believes that the following are certain critical accounting policies that particularly affect its more significant judgments and estimates used in the preparation of its consolidated financial statements.

        The Company's revenue recognition policy requires that revenue be recognized at the time of shipment if there is persuasive evidence that an arrangement exists, the price is fixed or determinable, delivery has occurred, and collection is considered probable. The Company recognizes revenue from sales to two-tiered distributors of the Company's products when the distributor has sold the products to their customers. The Company records a provision for estimated sales returns and allowances on product sales in the same period as the related revenue is recorded. These estimates are based on historical sales returns, analysis of credit memo data and other known factors. Actual results could differ from these estimates.

        The Company's concentration of credit risk policy requires management to make estimates concerning the realizable value of accounts receivable assets. The current and future economic environment affects these estimates. The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. If the financial condition of Brooktrout's customers were to deteriorate, additional allowances may be required.

        The Company's inventory valuation policy requires management to make estimates concerning the realizable value of inventory. The current and future economic environment affects these estimates. The Company reduces the value of its inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required.

        The Company reviews its intangible assets for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Any evaluation of intangible assets would include assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. If these estimates or their related assumptions change in the future, the Company could be required to record impairment charges for these assets.

        The Company has investments accounted for under the cost method and regularly reviews the financial condition of the investee to determine if there is potential impairment of the carrying value. Future adverse changes in market conditions or poor operating results of underlying investments could result in an inability to recover the carrying value of the investments, thereby requiring an impairment charge in the future.

        The carrying value of the Company's deferred tax assets assumes that the Company will be able to generate sufficient future taxable income in certain tax jurisdictions, based on estimates and assumptions. If these estimates and related assumptions change in the future, the Company may be required to record valuation allowances against its deferred tax assets, resulting in additional income tax expense in the Company's consolidated statement of operations. Management evaluates the realizability of the deferred tax assets quarterly and assesses the need for valuation allowances quarterly.

        The Company recorded estimates for expenses associated with the sale of Brooktrout Software, along with the expenses related to Interspeed, as liabilities associated with discontinued operations. These estimates are based on certain judgments by management about the likelihood and amount expected to be paid. If actual results differ from these estimates, an adjustment to the amounts recorded as liabilities could be required in future periods.

Years Ended December 31, 2001 and 2000
(in thousands, except share and per share data)

        Revenue during the year ended December 31, 2001 decreased by approximately 44% to $79,774, down from $141,748 for the year ended December 31, 2000. The decline in revenue resulted primarily from the overall economic slowdown in the United States and international economies and, in particular, the softening in the telecommunications market. The slowdown the Company is experiencing extends across all product lines and markets, though sales of products for applications in the New Network, specifically those sold to OEMs for use by large service providers, have declined most significantly. During the year ended December 31, 2001, sales of products for applications in the New Network accounted for approximately 41% of total revenue, as compared to 60% of total revenue for the same period in 2000.

        Revenue from one customer accounted for approximately 12% of total revenue in the current year compared to 7% from this same customer in the prior year. The Company expects that revenue from this customer will continue to be greater than 10% of total revenue for the foreseeable future. A different customer represented 22% of sales during the year ended December 31, 2000; however, revenue from this customer represented approximately 8% of total revenue for the year ended December 31, 2001. For the foreseeable future, the Company expects that revenue from this customer will continue to be significantly less than that of prior years.

        Cost of product sold was $36,399, or 46% of revenue, for the year ended December 31, 2001, compared to $52,925, or 37% of revenue, for the year ended December 31, 2000. Gross margin for the year ended December 31, 2001 was 54% compared with 63% for the year ended December 31, 2000. The lower gross margin in 2001 was primarily due to the decrease in revenue, increased inventory obsolescence expense, and fixed manufacturing expenses. Inventory obsolescence increased in 2001 to $5,363 compared to $1,455 in 2000. This increase in inventory obsolescence was, in part, a result of an industry-wide shift from ISA to PCI and cPCI technology. The value of ISA inventory was reduced to its net realizable value. In addition, the inventory obsolescence expense was increased due to the decline in sales volume across all of the Company's product lines. The Company's manufacturing facilities, which are primarily fixed expenses, represented a larger percentage of cost of product sold in 2001 in comparison to 2000. The Company expects that the gross margin will be approximately 51% to 53% for the next several quarters.

        Research and development expense was $21,517, or 27% of revenue, for the year ended December 31, 2001, compared with $23,508, or 17% of revenue, for the year ended December 31, 2000. The dollar decrease, as compared to the same period in the prior year, is primarily attributable to decreased spending on consulting and contract labor, employee recruiting expense and to a lesser extent, expendable materials and supplies. The Company's continuing development efforts are focused on hardware and software that make up its network interface products, media processing products, messaging products and IP telephony products. The Company intends to continue to commit significant resources to product development and would expect that research and development expense in 2002 will be slightly higher than in 2001.

        During 2000, the Company recorded an in-process research and development charge of $2,550 for the purchase of rights to certain in-process technology that, upon completion, was intended to result in a single cPCI circuit board that would provide an STS-1 interface. At the time of the purchase the STS-1 project had not yet reached technological feasibility and successful development of this technology was uncertain. On the acquisition date the technology acquired had no alternative future use. During 2001, the Company ceased development of the product for which this technology was originally intended. Expenses associated with this project, through the date the Company ceased development, were not a significant portion of the Company's overall research and development expenses in either 2001 or 2000.

        Selling, general and administrative expense was $31,318, or 39% of revenue, for the year ended December 31, 2001, compared with $39,921, or 28% of revenue, for the year ended December 31, 2000. The decline in dollar expense is primarily the result of reduced spending for variable incentive compensation, consulting and contract labor, employee recruiting expenses, travel and entertainment expenses, advertising and promotion expenses, and expendable materials and supplies. The Company expects that selling, general and administrative expense in 2002 may increase marginally compared to 2001.

        During the year ended December 31, 2001, the Company had a pretax loss on investments of $4,923. Of this total expense, $3,914 was due to a permanent reduction of the carrying value of Sonexis, Inc. preferred stock as a result of a decrease in the appraised value of these shares. The Company received this preferred stock, along with cash, as consideration for the sale of Brooktrout Software in April 2001. In addition, the Company realized a loss of approximately $1,000 related to the sale of an equity investment in a privately held technology company that had been accounted for using the cost method.

        Equity in loss of affiliates increased to $4,710 in 2001 from $3,298 in 2000. This increase is due to increased net losses of its equity investees, Pelago Networks, Inc. ("Pelago") and Telchemy, Incorporated ("Telchemy"). As of December 31, 2001, the investment in Pelago has been written down to zero and since the Company has no further funding commitment it has ceased recording its equity in Pelago's losses. The Company will not recognize additional losses related to Telchemy as the Company disposed of its equity interest on December 31, 2001.

        Interest income, net and other was $1,108 for the year ended December 31, 2001, as compared with $2,081 for the same period in 2000. The decrease in interest income, net and other was the result of a significant decline in short-term interest rates, which offset the favorable impact that increased marketable securities balances had on interest income.

        The Company's effective tax benefit rate for continuing operations was 42% for the year ended December 31, 2001, compared to the effective tax expense rate 40% for the year ended December 31, 2000. The increase in the effective tax benefit rate in 2001, compared to the effective tax expense rate in 2000 was principally due to the research and development tax credit, which caused an increase in the effective benefit rate in 2001 but caused a decrease in the effective expense rate in 2000.

Years Ended December 31, 2000 and 1999
(in thousands, except share and per share data)

        Revenue during the year ended December 31, 2000 increased by approximately 11% to $141,748, up from $128,036 for the year ended December 31, 1999. The majority of the growth was generated by sales of products for the New Network, including TRxStream Series products and switching and access products. In 2000, the products sold for application in the New Network accounted for approximately 60% of total revenue as compared to 45% of total revenue for the same period in 1999. Revenue from one customer was approximately 22% of revenue in the year ended December 31, 2000 compared to 14% in the prior year.

        Cost of product sold was $52,925, or 37% of revenue, for the year ended December 31, 2000, compared to $48,262, or 38% of revenue, for the year ended December 31, 1999. The gross profit percentage was approximately 63% and 62% for the years ended December 31, 2000 and 1999, respectively. The increase in the gross profit percentage was directly attributable to the increase in sales of TRxStream Series products for the New Network, which have higher profit margins, and the decrease in sales of voice mail systems for Today's Network, which have lower profit margins.

        Research and development expense was $23,508 or 17% of revenue, compared with $19,236 or 15% of revenue, for the years ended December 31, 2000 and 1999, respectively. The dollar increase is primarily attributable to increases in staffing related expenses. The Company's continuing development efforts are focused on its switching and access products that allow customers to create the infrastructure to support the New Network; messaging products that allow integration of voice, fax and e-mail into one location; and IP telephony products.

        On September 29, 2000, the Company acquired rights to certain in-process technology that, upon completion, is intended to result in a single cPCI circuit board that will provide an STS-1 interface that is capable of handling 28 T1 links (672 voice channels) and echo cancellation. The Company recorded a one-time charge of $2,550 for the purchased research and development rights in the STS-1 project. At the time of the purchase the STS-1 project had not yet reached technological feasibility and successful development of this technology was uncertain. On the acquisition date the technology acquired had no alternative future use.

        Selling, general and administrative expense was $39,921 or 28% of revenue, compared with $36,882 or 29% of revenue, for the years ended December 31, 2000 and 1999, respectively. The expense increase is related primarily to staffing increases along with expenses related to the Company's partner marketing program.

        For the year ended December 31, 2000, other expense was $1,217 compared to other income of $22,383 for the year ended December 31, 1999. This change was primarily related to the net gain on investment activity of $21,738 in 1999, as a result of the sale of 1,925,000 shares of common stock of Interspeed by the Company in connection with Interspeed's initial public offering and a gain in 1999 of $2,500 from the sale of marketable securities. During 2000, the Company recognized equity in loss of affiliates of $3,298 related to its investments in Pelago and Telchemy. In addition, interest and other income was $2,081 compared with $645 for the same period in 1999, reflecting higher cash balances available for investment as a result of the sale by the Company of Interspeed's common stock.

        The Company's effective tax rate on continuing operations was 40% for the year ended December 31, 2000. The effective rate is greater than the 38% effective rate in 1999 and is due primarily to an increase in the Company's effective state tax rate.

Liquidity and Capital Resources
(in thousands, except share and per share data)

        For the year ended December 31, 2001, the Company funded its operations principally through cash provided by operating activities. Cash provided by operating activities for the year ended December 31, 2001 was $11,346 and was generated by reductions in accounts receivable and inventory, partially offset by reductions in current liabilities, and by tax refunds received during the year. Cash used in investing activities for the year ended December 31, 2001 was $8,916. The cash received for the sale of Brooktrout Software of $4,927 was offset by net purchases of marketable securities totaling $9,383. In addition, the Company invested $3,050 to purchase 3,050,000 preferred shares of Pelago. The Company has no further commitments or plans to make additional investments in Pelago. Working capital increased to $54,701 at December 31, 2001 from $52,344 at December 31, 2000, primarily due to decreases in current liabilities and increases in cash and marketable securities, partially offset by reductions in accounts receivables and inventory.

        In 2001, the Company renewed its working capital line of credit. Under the renewed line of credit, the Company may borrow up to $5,000 on a secured basis, subject to compliance with certain covenants. Any amounts borrowed under the line of credit bear interest at the lender's prime rate. As of December 31, 2001, outstanding letters of credit issued against the Company's existing line totaled $1,000 representing the collateral required for certain lease obligations. There have been no borrowings under the line during the past three years.

        The Company believes that the current economic conditions will continue into 2002 and as a result, expects to have a loss from continuing operations for the year ended December 31, 2002. During 2001, the Company had an operating loss of $9,460 but was able to increase its cash and marketable securities balances by $12,138, of which $4,927 was from the sale of Brooktrout Software. The Company believes available cash resources will support its operations and capital needs for at least the next twelve months, and if the current economic climate worsens beyond the next twelve months, the Company may need to utilize funds available under the line of credit.

        During 2001, 2000, and 1999, the Company purchased approximately $1,100, $4,900, and $3,500 respectively, in equipment. The Company currently has no material commitments for additional capital expenditures.

        During 2000, Pelago completed an equity financing transaction in which the Company and outside investors purchased Pelago Series A Preferred Stock. The Company invested approximately $2,500 in this financing and was no longer the controlling shareholder of Pelago. In addition the Company invested $1,000 in Telchemy and $1,000 in another privately held company.

        During 1999, Interspeed sold 2,000,000 shares of its common stock in an initial public offering. Due to the sale of these shares of stock by Interspeed, the Company recorded additional paid-in capital of approximately $7,000, net of deferred tax, reflecting the increase in its investment in Interspeed in compliance with SAB No. 51. In the offering, the Company sold 1,925,000 shares of Interspeed common stock that it owned. This transaction resulted in a pre-tax gain of $19,900, net of offering related costs in 1999. These transactions generated approximately $42,200 of cash in 1999.

        On October 1, 1999, the Company's Board of Directors approved the purchase of up to 1,000,000 shares of the Company's common stock for a twelve-month period. Through December 31, 1999, the Company repurchased approximately 247,000 shares for an aggregate cash purchase price of approximately $3,447. The Company's repurchase authorization under this program expired on September 30, 2000.

        The pricing of the Company's products and costs of its goods are generally determined by current market conditions, as well as value to the customer. Market conditions can be impacted by inflation; however, the Company believes that inflation has not had a significant effect on its operations to date.

        The Company has operating lease commitments for its office and manufacturing facilities expiring through 2006. Certain lease agreements require the Company to pay all of the building's taxes, insurance and maintenance costs.

Recent Accounting Pronouncements

        In June of 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for under the purchase method and addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. For purchase method business combinations completed before July 1, 2001, any reclassifications between intangible assets and goodwill resulting from the implementation of SFAS No. 141 will take place as of the date that SFAS No. 142 is initially applied in its entirety. SFAS No. 142 addresses the initial recognition and measurement of intangible assets acquired outside of a business combination and the accounting for goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 provides that intangible assets with finite useful lives be amortized and that goodwill and intangible assets with indefinite lives will not be amortized, but will rather be tested at least annually for impairment. Any impairment loss incurred subsequent to initial adoption of SFAS No. 142 is recorded as a charge to current period earnings. SFAS No.142 is effective for fiscal years beginning after December 15, 2001, with early adoption permitted for companies with fiscal years beginning after March 15, 2001 if their first quarter financial statements have not previously been issued. The Company has evaluated the provisions of SFAS No. 141 and SFAS No. 142 and has determined that adoption of these standards will have no material effect on its consolidated financial statements.

        In August of 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets." SFAS No. 144 supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The Company has evaluated the provisions of SFAS No. 144 and has determined that adoption of the standard will have no material effect on its consolidated financial statements.

Risk Factors

The Company is exposed to general economic conditions, and the slowdown in some sectors of the telecommunications industry in particular.

        As a result of recent unfavorable economic conditions affecting most technology sectors and the telecommunications sector in particular, many of our customers are aggressively increasing efficiency in their supply chains and reducing inventory levels. Additionally, we expect the growth of data traffic and the use of the Internet will continue to have a significant impact on traditional voice networks, which is driving the convergence of data and telephony and giving rise to the demand for New Network applications. We cannot be sure what the rate of such convergence will be due to the slowdown in the communications industry and the resulting decrease in spending by our customers. The current economic conditions have adversely impacted the Company's business and operating results, including a reduction in revenue of $62,000,000 in 2001, or 44% compared to the prior year. If current economic conditions continue for an extended period of time or worsen, or if a wider economic slowdown occurs, the Company may experience additional adverse effects on its business, operating results, and financial condition. Specifically, as the rate at which the Company's customers order its products decreases, the more likely it is that current inventories will be exposed to technological obsolescence, thus requiring the Company to reduce the value of that inventory on the balance sheet.

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

        The Company's operating results are likely to fluctuate in the future due to a variety of factors, many of which are outside of its control. If the Company's operating results do not meet the expectations of securities analysts, the trading price of the Company's common stock could significantly decline. This may cause the value of your investment in the Company to decline. In addition, the value of your investment could be impacted by investor perception of the Company's industry or its prospects generally, independent of the operating performance of the Company. Some of the factors that could affect the Company's operating results or impact the market price of the common stock include:

  •
  the Company's ability to cope with difficult conditions in the economy in general, and the telecommunications market in particular;
  •
  the Company's ability to formulate and implement effective strategies to respond to changing market requirements and conditions;
  •
  cancellation or rescheduling of orders for the Company's products;
  •
  the Company's ability to collect accounts receivable from customers that have been adversely impacted by the difficult economic conditions;
  •
  the Company's ability to develop, manufacture, market and support its products and product enhancements;
  •
  the timing and number of orders for the Company's products, which have historically been weighted more heavily toward the last month of each quarter;
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
  •
  the mix of products that the Company sells and the mix of distribution channels through which they are sold; and
  •
  a decrease in the demand for the Company's common stock.

        Due to these and other factors, revenue, expenses and results of operations could vary significantly in the future, and period-to-period comparisons should not be relied upon as indications of future performance.

The Company has historically derived a significant portion of its revenue from a small number of customers.

        The Company's failure to generate as much revenue as expected from what has historically been a relatively small number of customers or the failure of these customers to purchase the Company's products could seriously harm the Company's business. For the year ended December 31, 2001, one customer accounted for approximately 12% of the Company's revenue. A different customer accounted for 22% of revenue for the year ended December 31, 2000; however, this customer represented less than 10% of revenue in the year ended December 31, 2001 and is expected to remain less than 10% of total revenue for the foreseeable future. The loss of any one of the Company's major customers or the delay of significant orders from such customers, even if only temporary, has or could reduce or delay the Company's revenue, could harm the Company's reputation in the industry and could reduce the

Company's ability to accurately predict cash flow, and, as a consequence, could seriously harm the Company's business, financial condition and results of operations.

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

        The market for telecommunications equipment is highly competitive. If the Company is unable to differentiate its products from existing and future offerings of its competitors, and thereby effectively compete in the market for telecommunications equipment, the Company's results of operations could be materially adversely affected. Many of the Company's current and potential competitors have significantly greater selling and marketing, technical, manufacturing, financial, and other resources. Moreover, the Company's competitors may have greater access to components necessary to manufacture their products. The strength and capabilities of the Company's competitors may be increased as a result of the trend toward consolidation in the telecommunications market. Capitalizing on and maintaining the Company's technological advantage will require a continued high level of investment in research and development, marketing and customer service and support. Due to the rapidly evolving markets in which the Company competes, additional competitors with significant market presence and financial resources may enter those markets, thereby further intensifying competition. The Company may not allocate sufficient resources to achieve the technological advances necessary to compete successfully with existing competitors or new entrants.

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

        Products as complex as the Company's may contain known and undetected errors, bugs or performance problems. Defects are frequently found during the period immediately following introduction and initial implementation of new products or enhancements to existing products. Although the Company attempts to resolve all bugs that it believes would be considered serious by its customers before implementation, the Company's products may not be bug-free. The Company also provides warranties against defects in materials and workmanship on its hardware products for five years. However, errors, bugs or performance problems could result in lost revenue or customer relationships and could be detrimental to the Company's business and reputation generally. In addition, the Company's customers generally use its products together with their own products and products from other vendors. As a result, when problems occur, it may be difficult to identify the source of the problem. These problems may cause the Company to incur significant warranty and repair costs, divert the attention of its engineering personnel from the Company's product development efforts and cause significant customer relations problems. To date, defects in the Company's products or those of other vendors' products with which its products are used by its customers have not had a material adverse effect on its business. However, the Company cannot be certain that product defects will not materially adversely affect the Company's business in the future.

Changes to regulations affecting the telecommunications or Internet industries could reduce demand for the Company's products or increase its costs.

        Laws and regulations governing telecommunications, electronic commerce and the Internet are beginning to emerge, but remain largely unsettled, even in the areas where there has been some legislative action. Regulation may focus on, among other things, assessing access or settlement charges, or imposing tariffs or regulations based on the characteristics and quality of products, either of which could restrict the Company's business or increase its cost of doing business. Any changes to existing laws or the adoption of new regulations by federal or state regulatory authorities or any legal challenges to existing laws or regulations relating to the telecommunications industry could materially adversely affect the market for the Company's products. Moreover, the Company's VARs or other customers may require, or the Company may otherwise deem it necessary or advisable, that the Company alter its products to address actual or anticipated changes in the regulatory environment. The Company's inability to alter its products or address any regulatory changes could have a material adverse effect on its business, financial condition or results of operations.

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

        In the telecommunications business, there is frequent litigation based on allegations of patent infringement. As the number of entrants in the Company's market increases and the functionality of its products is enhanced and overlaps with the products of other companies, the Company may become subject to claims of infringement or misappropriation of the intellectual property rights of others. As a result, from time to time, third parties may claim exclusive patent or other intellectual property rights to technologies that the Company uses. Although the Company believes that it does not face material liability related to infringement of the intellectual property of others, any claims asserting that the Company's products infringe or may infringe proprietary rights of third parties, if determined adversely to the Company, could have a material adverse effect on its business, financial condition or results of operations. Any claims, with or without merit, could be time-consuming, result in costly litigation, divert the efforts of the Company's engineering and management personnel, cause delays in product shipments or require the Company to enter into royalty or licensing agreements, any of which could have a material adverse effect upon the Company's operating results. If any legal action claiming patent infringement is commenced against it, the Company cannot assure you that it would prevail in such litigation given the complex technical issues and inherent uncertainties in patent litigation. In addition, the Company may be required to obtain a license or royalty agreement under the intellectual property rights of those parties claiming the infringement. In the event a claim against the Company was successful, and it could not obtain a license on acceptable terms or license a substitute technology or redesign to avoid infringement, the Company may be unable to market its affected products. This could have a material adverse effect on the Company's business, financial condition and results of operations.

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

        The Company's success depends in large part upon the continued contributions of its key management, sales and marketing, and engineering personnel, many of who perform important functions and would be difficult to replace. The Company does not have employment contracts with its key personnel. There has been intense competition in the Company's industry for qualified personnel, and, at times, the Company has experienced difficulty in recruiting qualified personnel. The Company may not be able to attract and retain the necessary personnel to accomplish its business objectives, and it may experience constraints that will adversely affect its ability to satisfy customer demand in a timely fashion or to support its customers and operations. The Company's inability to hire qualified personnel on a timely basis, or to retain its key personnel, could materially adversely affect the Company's business, financial condition and results of operations.

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

        Risks arising from the Company's international business include currency fluctuation, political instability in other countries, the imposition of trade and tariff regulations by foreign governments, and the difficulties in managing operations across disparate geographic areas. In addition, most countries require technical approvals from their telecommunications regulatory agencies for products that operate in conjunction with the telephone system. Obtaining these approvals is generally a prerequisite for sales in a given jurisdiction. Obtaining requisite approvals may require from two months to a year or more depending on the product and the jurisdiction. These or other factors may limit the Company's ability to sell its products in other countries, which could have a material adverse effect on the Company's business, financial condition and results of operations.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk
(in thousands)

        The Company invests cash balances in excess of operating requirements in short-term securities, generally with maturities of 90 days or less on the date of purchase. These securities consist of U.S. government notes and bonds, commercial paper, and certificates of deposit. The Company invests in marketable securities that consist of notes and bonds of various Federal agencies, as well as corporate commercial paper, with maturities greater than 90 days on the date of purchase. If the Company were to experience a 1% increase in the effective interest rate, the effect on the carrying value of marketable securities would be a decrease of $110. The Company's securities are considered available-for-sale for accounting purposes and any unrealized gain or loss is deferred as a component of other comprehensive income (loss). In addition, the Company's working capital line of credit agreement provides for borrowings that bear interest at a variable rate equal to the lender's prime rate. As of December 31, 2001, the Company did not have any borrowings outstanding under the credit agreement and was not exposed to market risk. The Company believes that the effects, if any, of possible near-term changes in interest rates on the Company's financial position, results of operations and cash flows would not be material.

        The Company also invests in the equity securities of privately held technology companies considered in the start-up or development stages. These investments are inherently risky as the market for the technologies or products they have under development are typically in the early stages and may never materialize. The Company's exposure is limited to the carrying value at December 31, 2001, which is $1,451 in the Company's consolidated balance sheet. See note 2.

        In 2001, the Company recorded a limited amount of sales and incurred expenses of its sales and support offices in Belgium and the United Kingdom in foreign currencies. In 2002, the Company expects that sales denominated in foreign currencies will increase while operating expenses in foreign currencies will not. As a result of this change, the Company's exposure to market risks related to foreign currencies will increase. The Company expects to manage exposure to these market risks through regular operating and financing activities, and when deemed appropriate, through the use of foreign currency forward exchange contracts. The fair value of foreign currency forward exchange contracts is sensitive to changes in foreign currency exchange rates. The fair value of foreign currency forward exchange contracts was zero as of December 31, 2001. As of December 31, 2001 and 2000, a 10% appreciation or depreciation in foreign currency exchange rates from the prevailing market rates would be immaterial, and consistent with the nature of the economic hedge of such foreign currency exchange contracts, such gains or losses would be offset by corresponding decreases or increases, respectively, of the underlying asset or liability. Though foreign currency forward exchange contracts are considered derivative financial instruments, the Company strictly uses them as risk management tools, and not for speculative or trading purposes.

Item 8. Financial Statements and Supplementary Data

BROOKTROUT, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	December 31,
	2001	2000
Assets
Current assets:
Cash and cash equivalents	$26,218	$23,294
Marketable securities	11,907	2,693
Accounts receivable (less allowances of $2,074 in 2001 and $2,647 in 2000)	8,870	21,820
Inventory	11,954	19,609
Income tax receivable	4,635	5,201
Deferred tax assets	9,168	7,873
Prepaid expenses	1,022	1,995

Total current assets	73,774	82,485

Equipment and furniture, less accumulated depreciation and amortization	5,136	7,574
Deferred tax assets	6,981	6,584
Intangible assets, less accumulated amortization	8,944	11,186
Investments	1,451	2,660
Other assets	2,601	2,171

Total assets	$98,887	$112,660

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and other accruals	$13,739	$18,618
Accrued compensation and commissions	2,858	3,442
Customer deposits	697	558
Accrued warranty costs	789	1,499
Net liabilities related to discontinued operations	990	6,024

Total current liabilities	19,073	30,141
Deferred rent	242	260
Commitments and contingencies (note 14)
Stockholders' equity:
Preferred stock, $1.00 par value; authorized 100,000 shares; issued and outstanding, none	—	—
Common stock, $0.01 par value; authorized 40,000,000 shares; issued and outstanding, 12,462,242 in 2001 and 12,366,927 in 2000	125	124
Additional paid-in capital	63,841	63,348
Accumulated other comprehensive (loss)	(52)	(188)
Notes receivable — officers	(11,760)	(11,760)
Retained earnings	31,178	34,495
Treasury stock, 255,384 shares in 2001 and 2000, at cost	(3,760)	(3,760)

Total stockholders' equity	79,572	82,259

Total liabilities and stockholders' equity	$98,887	$112,660

See accompanying notes to consolidated financial statements.

BROOKTROUT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Years Ended December 31,
	2001	2000	1999
Revenue	$79,774	$141,748	$128,036
Costs and expenses:
Cost of product sold	36,399	52,925	48,262
Research and development	21,517	23,508	19,236
In-process research and development	—	2,550	—
Selling, general and administrative	31,318	39,921	36,882

Total costs and expenses	89,234	118,904	104,380

Operating income (loss)	(9,460)	22,844	23,656
Other income (expense):
Net gain (loss) on investments	(4,923)	—	21,738
Equity in loss of affiliates	(4,710)	(3,298)	—
Interest income, net and other	1,108	2,081	645

Total other income (expense)	(8,525)	(1,217)	22,383

Income (loss) before income taxes	(17,985)	21,627	46,039
Income tax provision (benefit)	(7,627)	8,717	17,700

Income (loss) from continuing operations	(10,358)	12,910	28,339
Discontinued operations:
Loss from discontinued operations, net of income tax benefit of $4,285 in 2000, and $4,413 in 1999	—	(18,174)	(9,185)
Gain on disposal of discontinued operations, net of income tax expense of $4,049 in 2001 and income tax benefit of $7,400 in 2000	7,041	1,913	—

Total gain (loss) from discontinued operations	7,041	(16,261)	(9,185)

Net income (loss)	$(3,317)	$(3,351)	$19,154

Income (loss) per common share:
Continuing operations, basic	$(0.85)	$1.09	$2.60
Continuing operations, diluted	$(0.85)	$1.02	$2.45
Net income (loss), basic	$(0.27)	$(0.28)	$1.76
Net income (loss), diluted	$(0.27)	$(0.26)	$1.65
Shares for basic	12,150	11,827	10,882
Shares for diluted	12,150	12,684	11,582

See accompanying notes to consolidated financial statements.

BROOKTROUT, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Years Ended December 31,
	2001	2000	1999
Net income (loss)	$(3,317)	$(3,351)	$19,154
Unrealized gains (losses) on marketable securities	(7)	38	1,885
Foreign currency translation adjustment	140	(97)	(68)

Comprehensive income (loss) before income tax provision (benefit)	(3,184)	(3,410)	20,971
Income tax provision (benefit) related to items of comprehensive income	(3)	12	735

Comprehensive income (loss)	$(3,181)	$(3,422)	$20,236

See accompanying notes to consolidated financial statements.

BROOKTROUT, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands, except share data)

	Common Stock		Treasury Stock				Accumulated Other Comprehensive Income (Loss)
					Additional Paid-In Capital	Notes Receivable- Officers		Retained Earnings
	Shares	Amount	Shares	Amount					Total
January 1, 1999	10,828,362	$108	—	$—	$32,528	$—	$(1,199)	$18,692	$50,129
Issuance of common stock for cash	175,657	2	—	—	1,273	—	—	—	1,275
Impact of Interspeed stock option exercises	—	—	—	—	2,136	—	—	—	2,136
Increase resulting from sale of stock by Interspeed	—	—	—	—	6,980	—	—	—	6,980
Purchase of treasury stock	—	—	247,582	(3,447)	—	—	—	—	(3,447)
Tax benefit of stock options	—	—	—	—	74	—	—	—	74
Unrealized gains on marketable securities, net of tax	—	—	—	—	—	—	1,150	—	1,150
Currency translation adjustment	—	—	—	—	—	—	(68)	—	(68)
Net income	—	—	—	—	—	—	—	19,154	19,154

December 31, 1999	11,004,019	110	247,582	(3,447)	42,991	—	(117)	37,846	77,383
Issuance of common stock for cash	1,362,908	14	—	—	16,899	—	—	—	16,913
Impact of Interspeed stock option exercises	—	—	—	—	1,580	—	—	—	1,580
Notes receivable — officers	—	—	—	—	—	(11,760)	—	—	(11,760)
Purchase of treasury stock	—	—	7,802	(313)	—	—	—	—	(313)
Tax benefit of stock options	—	—	—	—	1,878	—	—	—	1,878
Unrealized gains on marketable securities, net of tax	—	—	—	—	—	—	26	—	26
Currency translation adjustment	—	—	—	—	—	—	(97)	—	(97)
Net loss	—	—	—	—	—	—	—	(3,351)	(3,351)

December 31, 2000	12,366,927	124	255,384	(3,760)	63,348	(11,760)	(188)	34,495	82,259
Issuance of common stock for cash	95,315	1	—	—	493	—	—	—	494
Unrealized loss on marketable securities, net of tax	—	—	—	—	—	—	(4)	—	(4)
Currency translation adjustment	—	—	—	—	—	—	140	—	140
Net loss	—	—	—	—	—	—	—	(3,317)	(3,317)

December 31, 2001	12,462,242	$125	255,384	$(3,760)	$63,841	$(11,760)	$(52)	$31,178	$79,572

See accompanying notes to consolidated financial statements.

BROOKTROUT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,
	2001	2000	1999
Cash flows from operating activities:
Net income (loss)	$(3,317)	$(3,351)	$19,154
Adjustments to reconcile net income (loss) to cash provided by operating activities:
(Gain) loss on disposal of discontinued operations	(11,090)	5,487	—
Depreciation and amortization	5,334	5,647	5,494
Loss on disposal of equipment and furniture	140	—	—
Equity in loss of affiliates	4,710	1,898	—
Tax benefit of stock options	—	1,878	74
Deferred income taxes	(1,692)	(12,583)	(625)
Minority interest	—	(7,945)	(1,355)
Non-cash compensation expense	—	818	2,730
Net (gain) loss on investments	4,923	—	(21,738)
Increase (decrease) in cash from changes in:
Accounts receivable	12,950	(406)	(6,395)
Inventory	7,655	(10,618)	(3,534)
Prepaid expenses and other current assets	2,006	(1,697)	(733)
Current liabilities	(10,273)	1,362	3,446
Other working capital	—	1,146	—

Cash provided by (used in) operating activities	11,346	(18,364)	(3,482)
Cash flows from investing activities:
Expenditures for equipment and furniture	(1,079)	(4,865)	(3,475)
Acquired software and other investing	(331)	(2,479)	(79)
Proceeds from the sale of a business segment	4,927	—	—
Sales and maturities of marketable securities	2,492	—	8,208
Purchases of marketable securities	(11,875)	(1,163)	(1,492)
Purchases of investments	(3,050)	(4,558)	—
Brooktrout's sale of Interspeed stock, net of related expenses	—	—	21,483

Cash provided by (used in) investing activities	(8,916)	(13,065)	24,645
Cash flows from financing activities:
Proceeds from the sale of common stock	494	5,153	1,275
Proceeds from exercise of Interspeed options	—	1,342	217
Purchase of treasury stock	—	(313)	(3,447)
Proceeds from Interspeed's sale of stock, net of offering expenses	—	—	20,815

Cash provided by financing activities	494	6,182	18,860

Increase (decrease) in cash and cash equivalents	2,924	(25,247)	40,023
Cash and cash equivalents, beginning of year	23,294	48,541	8,518

Cash and cash equivalents, end of year	$26,218	$23,294	$48,541

See accompanying notes to consolidated financial statements.

BROOKTROUT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

1. Description of Business and Summary of Significant Accounting Policies and Practices

(a) Description of Business

        Brooktrout, Inc. (the "Company" or "Brooktrout") develops, manufactures and sells communications hardware and software products that enable the development of communications applications and systems in five targeted markets, including enhanced services platforms, wireless infrastructure, voice over packet gateways and switches, unified communications, and contact centers. The Company sells its products to system vendors, service providers, enterprise customers, original equipment manufacturers ("OEMs"), and value-added resellers ("VARs"), both domestically and internationally, through a direct sales force and a two-tiered distribution system. Prior to February 8, 2001, the Company was organized and reported the results of its operations in the following three business segments: Brooktrout Technology, Inc. ("Brooktrout Technology"), Brooktrout Software, Inc. ("Brooktrout Software"), and Interspeed, Inc. ("Interspeed"). These segments were differentiated based upon the products provided to the marketplace, the customers served, and the distribution channels utilized. Two of these segments have been discontinued and are classified as discontinued operations for the years presented in these consolidated financial statements (see note 2). As a result of the discontinuance of the Brooktrout Software and Interspeed segments, the Company's operations consist of one reportable segment, Brooktrout Technology.

(b) Use of Estimates

        Accounting policies, methods and estimates are an integral part of the consolidated financial statements and are based upon management's current judgments. These policies, methods, and estimates affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. The judgments made by management are based on knowledge and experience with regard to past and current events and assumptions about future events that are believed to be reasonable under the circumstances. On an on-going basis, the Company's management evaluates its estimates and assumptions and adjusts them if expectations concerning events, including future events, affecting them differ markedly from management's current judgments.

(c) Principles of Consolidation

        The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

(d) Discontinued Operations

        The consolidated statement of operations for the year ended December 31, 1999 has been reclassified to separately report the results of discontinued operations and the results of continuing operations. Disclosures included herein pertain to the Company's continuing operations unless noted otherwise.

(e) Cash and Cash Equivalents

        Cash equivalents include highly liquid securities with remaining maturities of three months or less at the time of purchase.

(f) Marketable Securities

        Marketable securities at December 31, 2001 consist of U.S. government notes and bonds, and corporate debt securities. The Company classifies its debt and equity securities as available-for-sale in accordance with Statement of Financial Accounting Standards ("SFAS") No. 115. Available-for-sale securities are recorded at fair value. Unrealized holding gains and losses, net of the related tax effect, on available-for-sale securities are excluded from earnings and are reported as a separate component of other comprehensive income until realized. Realized gains and losses from the sale of available-for-sale securities are determined on a specific identification basis.

        A decline in the market value of an available-for-sale security below cost, which is deemed to be other than temporary, would result in a reduction in carrying amount to fair value. The impairment would be charged to earnings and a new cost basis for the security would be established. There have been no impairments of available-for-sale securities recorded in the statements of operations for any of the periods presented. Dividend and interest income are recognized when earned.

(g) Revenue Recognition

        Revenue from product sales is recognized upon shipment provided that persuasive evidence of an arrangement exists, the fee is fixed or determinable, delivery has occurred, and collection is considered probable. The Company records a provision for estimated sales returns and allowances on product sales in the same period as the related revenue is recorded. These estimates are based on historical sales returns, analysis of credit memo data and other known factors. The Company provides for estimated costs of warranty repairs at the time of sale of the related product. Revenue from sales to distributors is recognized on a "sell-through" basis, that is, when the distributor reports to the Company that resale of the product has occurred.

(h) Concentration of Credit Risk

        The Company sells its products to various customers in the high technology industry. The Company generally requires no collateral; however, to reduce credit risk, the Company performs ongoing credit evaluations of its customers. The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. At December 31, 2001 and 2000, 13% and 9%, respectively, of the Company's accounts receivable were from one customer. A different customer accounted for 37% of the Company's accounts receivable at December 31, 2000 (see note 13).

(i) Inventory

        Inventory is carried at the lower of cost or market. Cost is determined using the first-in, first-out method for all inventories. The Company reduces the value of its inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions.

(j) Equipment and Furniture

        Purchased equipment and furniture is recorded at cost. Depreciation and amortization is provided using the straight-line method over the estimated useful lives of the related assets (three or five years).

(k) Investments

        Investments consist of equity securities of other high technology companies. Investments in which the Company owns between 20% and 50% of the outstanding voting stock or has the ability to otherwise exercise significant influence, are accounted for under the equity method. Investments in privately held companies, in which the Company owns less than 20% of the outstanding voting stock and cannot otherwise exercise significant influence, are accounted for under the cost method. Investments accounted for under the cost method are recorded at cost and the Company regularly reviews the financial condition of the investee to determine if there has been an impairment of the carrying value. In 2001, the Company recognized an impairment of one of its investments (see note 5).

        The Company has incorporated the guidance from Securities and Exchange Commission Staff Accounting Bulletin No. 51 ("SAB 51"). In accordance with SAB 51, the Company records gains as a result of equity transactions by its subsidiaries in the consolidated statements of operations, unless any such transactions are required to be credited directly to equity.

(l) Intangible Assets

        Intangible assets include acquired technology, customer base, trademarks, in-place workforce, and goodwill associated with purchased business combinations. Acquired technology is being amortized on a straight-line basis over five to 10 years, while all other intangibles are being amortized over periods of three to five years. In 2001, the Company revised the useful life of its in-place workforce intangible asset from five to three years, resulting in additional amortization expense of $310. Accumulated amortization at December 31, 2001 and 2000 was $5,882 and $3,727, respectively.

        Intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable.

(m) Research and Development Costs

        Research and development costs are expensed as incurred. The Company incurred no software development costs that qualified for capitalization in any of the periods presented.

(n) Income Taxes

        Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss carry forwards. These assets and liabilities are measured using the enacted rates and laws that are expected to be in effect when the differences reverse.

(o) Fair Value of Financial Instruments

        Financial instruments held or used by the Company consist of cash, marketable securities, accounts receivable, accounts payable and letters of credit issued under the Company's line of credit (see note 8). Marketable securities are carried at fair value. Management believes that carrying value approximates fair value for all other financial instruments.

(p) Derivative Instruments and Hedging Activity

        The Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 137, to account and report activity associated with derivative instruments and hedging. The Company has a limited amount of sales to customers, and expenses of its sales and support offices in Belgium and the United Kingdom, in foreign currencies. The Company uses forward foreign currency contracts to manage and reduce currency risk associated with these transactions. Forward foreign currency contracts are not used for speculative or trading purposes. The fair value of these instruments is classified as other current assets or other current liabilities as appropriate. Gains and losses on the changes in the fair values of these instruments are classified as other income (expense) in the consolidated statements of operations. The value of such derivatives was zero at December 31, 2001.

(q) Stock-Based Compensation

        The Company applies the intrinsic value based method of accounting prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations, in accounting for stock option awards granted to employees. The Company accounts for stock options and awards to non-employees in accordance with SFAS No. 123, "Accounting for Stock-Based Compensation," and EITF 96-18 "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services."

(r) Earnings Per Share

        Basic earnings per common share is computed using the weighted average number of common shares outstanding during each year. Diluted earnings per common share is calculated by dividing net income by the sum of the weighted average number of common shares outstanding, plus all additional common shares that would have been outstanding if potentially dilutive securities had been issued using the treasury method.

        For the years ended December 31, 2001 and 2000, the Company is utilizing income (loss) from continuing operations as the "control number" for purposes of determining whether potential common shares are dilutive for all per share calculations in accordance with SFAS 128. As a result, net loss per share in 2000 includes dilutive potential common shares in the calculation, and net loss per share in 2001 excludes potential common shares in the calculation.

        A reconciliation of weighted average shares used for the basic and diluted computations is as follows:

	Years Ended December 31,
	2001	2000	1999
Weighted average shares for basic	12,150,000	11,827,000	10,882,000
Dilutive effect of stock options	—	857,000	700,000

Weighted average shares for diluted	12,150,000	12,684,000	11,582,000

        Stock options to purchase 3,036,067 shares, 1,445,920 shares and 2,359,440 were not included in the computation of diluted earnings per share in 2001, 2000, 1999, respectively. These options are excluded from the calculation as to include them would have been antidilutive.

(s) Foreign Currency Translation

        Gains and losses resulting from foreign currency transactions, which are denominated in a currency other than the entity's functional currency, are included in the consolidated statements of operations as interest income, net and other. Gains and losses related to foreign currency transactions have not been material. Balance sheet accounts of the Company's foreign operations are translated from foreign currencies into U.S. dollars at period-end exchange rates while income and expenses are translated at average exchange rates during the period with any gains or losses recorded as a component of accumulated other comprehensive loss in stockholders' equity.

(t) Reclassifications

        Certain amounts in the 2000 and 1999 consolidated financial statements have been reclassified to conform to the 2001 presentation.

(u) Recent Accounting Pronouncements

        In June 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for under the purchase method and addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. For purchase method business combinations completed before July 1, 2001, any reclassifications between intangible assets and goodwill resulting from the implementation of SFAS No. 141 will take place as of the date that SFAS No. 142 is initially applied in its entirety. SFAS No. 142 addresses the initial recognition and measurement of intangible assets acquired outside of a business combination and the accounting for goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 provides that intangible assets with finite useful lives be amortized and that goodwill and intangible assets with indefinite lives will not be amortized, but will rather be tested at least annually for impairment. Any impairment loss incurred subsequent to initial adoption of SFAS No. 142 is recorded as a charge to current period earnings. SFAS No.142 is effective for fiscal years beginning after December 15, 2001, with early adoption permitted for companies with fiscal years beginning after March 15, 2001 if their first quarter financial statements have not previously been issued. The Company has evaluated the provisions of SFAS No. 141 and SFAS No. 142 and has determined that adoption of these standards will have no material effect on its consolidated financial statements.

        In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets." SFAS No. 144 supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The Company has evaluated the provisions of SFAS No. 144 and has determined that adoption of the standard will have no material effect on its consolidated financial statements.

2. Discontinued Operations

        On February 8, 2001 (the "measurement date"), the Company's Board of Directors adopted formal plans to discontinue its Brooktrout Software and Interspeed segments. Accordingly, the accompanying 1999 consolidated statement of operations has been reclassified to present these segments as discontinued operations.

        At the time the formal plans were adopted, the Company estimated the cost to discontinue these businesses and accounted for these costs in the financial statements for the year ended December 31, 2000 in accordance with APB Opinion No. 30 and Emerging Issues Task Force No. 95-18.

        Brooktrout Software, Inc.—The Company's original plan of disposition was to cease new product development, satisfy customer commitments and contractual obligations, and wind down operations. The estimated net loss on disposal included the write-off of certain tangible assets, employee severance costs, and recognition of other disposal costs totaling $2,900, and also included estimated operating losses from the measurement date to the anticipated disposal date of $1,686 (net of applicable income taxes of $1,766). The Company expected to complete the plan of disposal within 12 months of the measurement date.

        On April 16, 2001, the Company sold Brooktrout Software to Sonexis, Inc. ("Sonexis"), formerly known as eYak, Inc., for approximately $4,927 in cash and 3,374,054 shares of Sonexis preferred stock (the "Sonexis Shares"), which represented approximately 6 percent of Sonexis's aggregate outstanding shares at the date of the transaction. The Sonexis Shares were independently valued at $5,364 ($1.59 per share) and have been classified as a cost basis, long-term investment. The sale resulted in a net gain, which included a gain of $5,391 net of taxes relating to the excess of the consideration over the book value of Brooktrout Software's net assets, and a gain net of taxes of $1,650 for the reversal of accruals for estimated costs charged in 2000, which will no longer be incurred as a direct result of the sale. The sale of Brooktrout Software resulted in a net gain on disposal of discontinued operations during the 12 months ended December 31, 2001 of $7,041, net of taxes.

        At December 31, 2000, assets of Brooktrout Software consisted of accounts receivable, inventory, and equipment and furniture totaling approximately $2,494; and liabilities totaling $6,863, including the estimated operating losses to the anticipated disposal date and other anticipated disposal costs. The net liabilities related to Brooktrout Software as of December 31, 2000 have been classified as part of "Net liabilities related to discontinued operations" on the consolidated balance sheets. As of December 31, 2001, "Net liabilities related to discontinued operations" consisted of $744 for accruals of expenses related to the sale of Brooktrout Software.

        As a result of the Company's policy to regularly review the financial condition of companies in which it maintains cost method investments, the Sonexis Shares were revalued at $1,451 as of December 31, 2001, or $0.43 per share. The Company considers this decline in fair value to be other than temporary in nature, and accordingly, the Company has recognized a charge of $3,914 in the statement of operations for the year ended December 31, 2001. See note 5.

  Unaudited:

        On March 12, 2002, the Company and Sonexis reached an agreement resolving various post-closing adjustments and indemnification claims of both parties that had been asserted in connection with the sale of Brooktrout Software. As part of this agreement, the Company has agreed to exchange the Sonexis Shares for an immediate and final resolution and release of substantially all claims related to the sale. The Company believes that the after-tax effect of this will be a one-time non-cash charge to discontinued operations of no greater than $500 in the first quarter of 2002.

        Interspeed, Inc.—In January 2001, the Board of Directors of Interspeed announced that it was curtailing operations and liquidating the remaining assets for the benefit of creditors. The 2000 loss from discontinued operations includes the Company's share of operating losses up to the amount of its investment, and its commitment under a $2,500 line of credit.

        The estimated net loss on disposal included amounts the Company expected to incur for legal costs and rent payments related to the Interspeed facility lease, net of a tax benefit of $5,633. Liabilities totaling $1,655, including the remaining commitment of approximately $800 under the line of credit as of December 31, 2000, have been classified as part of "Net liabilities related to discontinued operations" on the consolidated balance sheets. As of December 31, 2001, "Net liabilities related to discontinued operations" consists of $246 of expenses associated with the Interspeed business.

  Summarized financial information for discontinued segments—

	Years Ended December 31,
	2001	2000	1999
Revenue:
Brooktrout Software	$—	$9,487	$7,634
Interspeed	—	3,169	5,066

Total revenue	$—	$12,656	$12,700

Loss from discontinued operations:
Brooktrout Software, net of income taxes	$—	$(4,212)	$(1,946)
Interspeed, net of income taxes	—	(13,962)	(7,239)

Total loss from discontinued operations	$—	$(18,174)	$(9,185)

Gain on disposal of discontinued operations:
Brooktrout Software, net of income taxes	$7,041	$(2,820)
Interspeed, net of income taxes	—	4,733

Total gain on disposal of discontinued operations	$7,041	$1,913

        Basic and diluted per share amounts for discontinued operations are as follows:

	Years Ended December 31,
	2001	2000	1999
Discontinued operations: Loss from discontinued operations per common share:
Basic	$—	$(1.54)	$(0.84)
Diluted	$—	$(1.43)	$(0.79)
Gain on disposal per common share:
Basic	$0.58	$0.16
Diluted	$0.58	$0.15

        The following is a summary of selected assets and liabilities related to discontinued operations that are included in the Company's consolidated balance sheets. The balances have been aggregated and reported as "Net liabilities related to discontinued operations."

	December 31,
	2001	2000
Accounts receivable, net	$—	$1,050
Inventory	—	930
Total assets	—	2,494
Total liabilities	990	8,518
Net assets (liabilities)	(990)	(6,024)

        On September 24, 1999, Interspeed sold 2,000,000 shares of its common stock in an initial public offering at a price of $12.00 per share pursuant to a registration statement on Form S-1, as amended, under the Securities Act of 1933, as amended (the "Offering"). In the Offering, the Company sold 1,500,000 shares of Interspeed common stock that it owned. Due to the sale of the 2,000,000 shares of stock by Interspeed, the Company recorded additional paid-in capital of approximately $7,000, net of deferred tax, reflecting the increase in its investment in Interspeed, in accordance with SAB 51. In October 1999, the Company sold an additional 425,000 shares of Interspeed common stock at a price of $12.00 per share pursuant to the underwriters' over allotment option. After these transactions, the Company owned approximately 6,100,000 shares of Interspeed's outstanding common stock, or approximately 57% of the common shares outstanding as of December 31, 1999. These transactions resulted in a pre-tax gain of $19,900, net of offering related costs, in 1999. For the years ended December 31, 1999, and 2000, the Company recorded the results of Interspeed's operations using the consolidation method of accounting. The Company's percentage ownership of Interspeed was approximately 57% as of December 31, 2000.

4. Marketable Securities

        At December 31, 2001, marketable securities consist of $4,763 in U.S. government notes and bonds, and $7,144 of corporate bonds. Management of the Company has classified all of these securities as available-for-sale. There were no material realized or unrealized gains recognized during the year ended December 31, 2001. During the year ended December 31, 1999, the Company realized a gain on the sale of available-for-sale securities of $2,500.

5. Investments

        Investments consist of equity securities of high technology companies accounted for under both the equity method of accounting and the cost method of accounting. At December 31, 2001, the Company has one investment accounted for under the equity method, Pelago Networks, Inc. ("Pelago"), and one investment accounted for using the cost method, Sonexis.

  Equity Method Investments

        During the first quarter of 2000, the Company owned 100% of Pelago and accounted for its investment under the consolidation method. As a result of the subsequent issuance of Pelago shares in an equity financing on June 29, 2000, the Company's ownership percentage in Pelago was reduced to 28%. In 2001, the Company's Board of Directors authorized and the Company participated in an equity financing in Pelago, purchasing a total of 3,050,000 Series B preferred shares for $3,050. The Company's percentage ownership did not change as a result of these transactions.

        The Company's investment in Pelago has been written down to zero as of December 31, 2001 as the Company has recognized its share of Pelago's losses. The Company has no further funding commitments to Pelago and, accordingly, has ceased recognizing the losses of Pelago. In 2001 the Company recognized equity in the losses of Pelago of $3,869.

        Summarized unaudited financial information of Pelago is as follows.

	December 31,
	2001	2000
Income statement information:
Revenue	$—	$—
Gross profit	—	—
Net loss	(17,491)	(8,124)
Financial position information:
Current assets	$2,903	$6,922
Non current assets	4,035	3,665
Current liabilities	2,927	1,880
Non current liabilities	2,764	—

        Subsequent to December 31, 2001, Pelago closed on an additional round of equity financing of its Series B preferred shares. As a result of this financing, in which the Company did not participate, the Company's ownership percentage will decrease from 28% to 15%.

        During 2001, the Company sold, for nominal consideration, its equity interest in Telchemy, Incorporated ("Telchemy"), an investment also previously accounted for under the equity method. Prior to the Company's sale of its interest in Telchemy, this investment had been written down to zero through the recognition of the Company's share of Telchemy's losses. In 2001 the Company recognized equity in the losses of Telchemy of $841.

  Cost Method Investments

        As part of the proceeds from the sale of Brooktrout Software, the Company received 3,374,054 preferred shares in Sonexis, Inc. (the "Sonexis Shares"). At the time of the sale, the Company had the Sonexis Shares independently valued at $5,364 or $1.59 per share. Subsequently, as a result of the Company's policy to regularly review the financial condition of companies in which it maintains cost method investments, the Sonexis Shares were revalued at $1,451 as of December 31, 2001, or $0.43 per share. The Company considers this decline in fair value to be other than temporary in nature, and accordingly, the Company has recognized a charge of $3,914 in the statement of operations for the year ended December 31, 2001. See note 2.

        The Company sold a second cost method investment during 2001, resulting in a realized loss of $1,009.

6. Inventory

        Inventory is summarized as follows:

	December 31,
	2001	2000
Raw materials	$3,763	$3,008
Work in process	621	1,576
Finished goods	7,570	15,025

Total	$11,954	$19,609

7. Equipment and Furniture

        Equipment and furniture is summarized as follows:

	December 31,
	2001	2000
Computer equipment	$7,987	$9,172
Furniture and office equipment	8,805	8,933

Total equipment and furniture	16,792	18,105
Less accumulated depreciation and amortization	(11,656)	(10,531)

Total equipment and furniture, net	$5,136	$7,574

8. Bank Line of Credit

        In 2001, the Company renewed its working capital line of credit. Under the renewed line of credit, the Company may borrow up to $5,000 on a secured basis, subject to compliance with certain covenants. Any amounts borrowed under the line of credit bear interest at the lender's prime rate. The line is subject to annual renewal and expires on June 30, 2002. As of December 31, 2001, outstanding letters of credit issued against the Company's existing line totaled $1,000 representing the collateral required for certain lease obligations. There have been no borrowings under the line during the past three years.

9. Income Taxes

        The provision (benefit) for income taxes on continuing operations is as follows:

	Years Ended December 31,
	2001	2000	1999
Federal—current	$(3,524)	$5,785	$13,798
State—current	113	1,672	3,493
Foreign—current	84	186	146
Federal—deferred	(2,888)	(964)	260
State—deferred	(1,412)	160	(71)
Foreign—deferred	—	—	—
Tax benefit of disqualifying dispositions of stock options	—	1,878	74

Total	$(7,627)	$8,717	$17,700

        A reconciliation of the statutory federal rate to the effective tax rate on continuing operations is as follows:

	Years Ended December 31,
	2001	2000	1999
Statutory tax rate	(35)%	35%	35%
State taxes, net of federal benefit	(5)	6	5
Research and development credits	(3)	(3)	(1)
Equity in loss of affiliates, not tax deductible	—	3	—
Foreign sales corporation	—	(1)	(1)
All other	1	—	—

Effective tax rate	(42)%	40%	38%

        The tax effects of significant items comprising the Company's net deferred tax position as of December 31, 2001 and 2000 are as follows:

	December 31,
	2001	2000
Deferred Taxes:
Current:
Reserves and accruals not currently deductible for tax purposes	$5,632	$4,643
Investments, tax basis in excess of book basis	1,934	—
Tax benefit from state net operating losses	1,195	—
Other	364	367
Loss on disposal of a business segment	43	2,863

Current tax assets	$9,168	$7,873

Long-term assets:
Purchased research and development, capitalized for tax but expensed for book	$4,517	$4,928
Intangible assets, amortization methods	1,254	820
Equipment and furniture, depreciation methods	695	603
Other	515	233

Net long-term tax assets	$6,981	$6,584

        The Company believes that it is more likely than not that future operations will generate sufficient taxable income to realize the deferred tax assets. The majority of the deferred tax assets associated with state net operating losses will expire in 2006. Current year federal income tax net operating losses have been carried back two years, resulting in a refund of $4,635 that the Company expects to receive in 2002. The Company paid cash for income taxes of $455, $8,255, and $12,603 in 2001, 2000, and 1999, respectively.

10. Stockholders' Equity

        Stock Option Plans—The Company has five stock option plans, which provide for the grant of options to purchase up to 7,714,000 shares of common stock: the 1984 Stock Incentive Plan (the "1984 Plan"), the 1991 Executive Stock Incentive Plan (the "Executive Plan"), the Amended and Restated 1992 Stock Incentive Plan (the "1992 Plan"), the 1999 Stock Incentive Plan, as amended (the "1999 Plan"), and the 2001 Stock Option and Incentive Plan (the "2001 Plan"). No further options are being granted under the 1984 Plan and the Executive Plan. Exercise prices are at fair value at the date of grant, in the case of incentive stock options, or at the discretion of the Board of Directors in the case of nonqualified options. Options generally vest over five years for grants prior to June 2000 and over four years for grants made after June 2000. In some instances, vesting accelerates upon the completion of certain defined milestones set by the Compensation Committee at the date of grant. There have been no option grants at exercise prices different from fair value at the date of grant under these plans.

        The following is a summary of stock option activity under all option plans:

	Number of Shares	Weighted Average Exercise Price
Outstanding at January 1, 1999	2,491,304	$12.68
Granted	916,925	13.66
Exercised	(126,737)	4.89
Expired	(222,052)	18.02

Outstanding at December 31, 1999	3,059,440	12.92
Granted	1,009,425	22.32
Exercised	(1,312,254)	12.47
Expired	(453,691)	16.22

Outstanding at December 31, 2000	2,302,920	16.80
Granted	1,290,811	5.68
Exercised	(19,450)	1.72
Expired	(538,214)	15.30

Outstanding at December 31, 2001	3,036,067	$12.44

        The following table sets forth information regarding options outstanding at December 31, 2001:

Range of Exercise Prices	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (years)	Number Currently Exercisable	Weighted Average Exercise Price for Currently Exercisable
$ 3.15 – $ 3.15	380,536	$3.15	9.77	23,699	$3.15
3.52 – 6.70	383,326	5.88	6.49	177,052	6.14
6.73 – 6.94	528,146	6.92	8.89	140,443	6.91
6.95 – 11.81	384,467	10.26	7.56	220,730	10.76
11.88 – 14.94	354,220	13.94	7.07	176,811	13.83
15.13 – 20.25	228,273	17.32	7.39	112,237	17.48
20.63 – 20.63	522,702	20.63	8.47	229,680	20.63
21.00 – 44.63	254,397	27.61	7.42	133,701	27.28

$ 3.15 – $44.63	3,036,067	$12.44	8.01	1,214,353	$14.25

        At December 31, 2000 and 1999, options to purchase 779,397 and 1,675,807 shares, respectively, were exercisable.

        As described in note 1, the Company uses the intrinsic value method to measure compensation expense associated with grants of stock options or awards to employees. Had the Company used the fair value method to measure compensation, reported net income (loss) and earnings per share would have been as follows:

	Years Ended December 31,
	2001	2000	1999
Income (loss) from continuing operations	$(17,149)	$7,145	$23,779
Basic income (loss) per common share	(1.41)	0.60	2.19
Diluted income (loss) per common share	(1.41)	0.56	2.05

        For purposes of determining the disclosure required by SFAS No. 123, the fair value of options on their grant date is measured using the Black/Scholes option-pricing model. Key assumptions used to apply this pricing model were as follows:

	Years Ended December 31,
	2001	2000	1999
Risk-free interest rate	4.8%	4.9%	6.2%
Expected life of option grants (years)	4.4	4.7	5.0
Expected volatility of underlying stock	95%	121%	76%

        The estimated weighted average fair value of option grants made during 2001, 2000, and 1999 was $4.05, $17.80, and $9.03, respectively, per option.

        Stock Purchase Plan—The Company's Second Amended and Restated 1992 Stock Purchase Plan (the "Purchase Plan") provides for sales to participating employees of up to an aggregate of 487,500 shares of common stock, at prices that are not less than 85% of the fair market value on the beginning or ending date of the six month offering period, whichever is lower. Shares of common stock totaling 280,927 had been issued to employees under the Purchase Plan through December 31, 2001. The Company has issued 75,866, 50,354, and 48,838 shares of common stock in connection with the Purchase Plan in 2001, 2000, and 1999, respectively.

        The estimated weighted average fair value per share of grants made under the Purchase Plan during 2001, 2000, and 1999, was $2.39, $5.55, and $4.54, respectively, computed using the assumptions described above, with an expected life of 6 months for the option feature present in the Purchase Plan.

        Reserved Shares—The Company has reserved 5,593,196 shares of common stock for issuance upon the exercise of stock options and the purchase of stock under the Purchase Plan.

        Notes Receivable—Officers—On March 3, 2000, the Board of Directors approved a program under which executive officers of the Company financed the exercise price of stock options totaling $11,836 in exchange for non-recourse promissory notes. The notes do not bear interest, become due and payable in full no later than the expiration of the remaining term of the option, and provide for automatic repayment upon the sale of the common stock that is the subject of a note or within 90 days following the termination of the executive officer's employment with the Company.

        Treasury Stock—On October 1, 1999, the Company's Board of Directors approved the purchase of up to 1,000,000 shares of the Company's common stock for a twelve-month period. Through December 31, 1999, the Company repurchased approximately 248,000 shares for an aggregate cash purchase price of approximately $3,447. The Company's repurchase authorization under this program expired on September 30, 2000.

11. Purchase of In-Process Research and Development

        During 2000, the Company recorded an in-process research and development charge of $2,550 for the purchase of rights to certain in-process technology that, upon completion, was intended to result in a single cPCI circuit board that would provide an STS-1 interface. At the time of the purchase the STS-1 project had not yet reached technological feasibility and successful development of this technology was uncertain. At the acquisition date the technology acquired had no alternative future use. During 2001, the Company ceased development of the product for which this technology was originally intended. Expenses associated with this project, through the date the Company ceased development, were not a significant portion of the Company's overall research and development expenses in either 2001 or 2000.

12. Retirement Plans

        The Company has a 401(k) retirement plan available to qualified employees. Employees are allowed to contribute up to 18% of their salary to the plan, subject to current regulatory maximums. The Company makes discretionary contributions to the plan equal to the lesser of (i) 25% of the participant's contribution or (ii) 25% of 6% of a participant's salary. The Company contributed $277, $346, and $314 to this plan in 2001, 2000, and 1999, respectively.

13. Segment Reporting

        Prior to its February 8, 2001 decision to discontinue its Brooktrout Software and Interspeed segments, the Company was organized and reported the results of its operations in the following three business segments: Brooktrout Technology, Brooktrout Software and Interspeed. As a result of its decision to discontinue Brooktrout Software and Interspeed, the Company's continuing operations represent one reportable segment. The remaining segment, Brooktrout Technology, provides enabling technologies that allow customers to deliver voice, fax and data solutions for the electronic communications market. See note 2.

        Product Sales—Brooktrout Technology's products are sold for applications in the New Network™ and for applications in Today's Network. Today's Network involves core technologies and platforms that are primarily used in business premise products such as fax, LAN fax, and voice mail. The New Network involves applications that allow data, voice and fax information to be distributed using packet-based data networks, such as the Internet, for portions of the transmission and also allows information to be distributed using the traditional circuit-switched telephone network. The Company began tracking sales information by these two categories in 2000. For the year ended December 31, 2001, sales of products for use in the New Network accounted for approximately 41% of total revenue as compared to 60% of total revenue in the prior year.

        Major Customers—One customer accounted for approximately 12%, 7%, and 8% of revenue for the years ended December 31, 2001, 2000, and 1999, respectively. A different customer accounted for 22% and 14% of revenue for the years ended December 31, 2000, and 1999, respectively; this customer represented approximately 8% of revenue for the year ended December 31, 2001.

        International Sales—International sales, principally exports from the United States, accounted for approximately 20%, 16%, and 23% of revenue for the years ended December 31, 2001, 2000, and 1999, respectively.

14. Commitments and Contingencies

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

        The Company is a party to a number of legal actions that have arisen in the normal course of business. The Company, taking into account advice of counsel, does not believe the eventual outcome of these matters will have a material effect on the Company's consolidated financial condition or results of operations.

        Operating Leases—The Company has various operating lease commitments for office and manufacturing facilities expiring through October 2006. Some of the leases contain renewal options ranging from 3 to 10 years.

        Rent expense under all operating leases aggregated $2,426, $2,058, and $1,585 for each of the years ended December 31, 2001, 2000, and 1999, respectively.

  Minimum Lease Payments Under Non-Cancelable Operating Leases

Years Ending December 31,
2002	$2,620
2003	2,577
2004	2,493
2005	1,850
2006	673
Thereafter	578

Total	$10,791

15. Selected Quarterly Financial Data (Unaudited)

        The following information has been reclassified to exclude the results of Brooktrout Software and Interspeed, both discontinued in February 2001 (see note 2).

	Fiscal 2001 Quarter Ended				Fiscal 2000 Quarter Ended
	Mar. 31	June 30	Sept. 30	Dec. 31	Mar. 31	June 30	Sept. 30	Dec. 31
Revenue	$27,063	$17,844	$17,213	$17,654	$33,469	$37,024	$38,684	$32,571
Gross profit	15,868	9,395	8,945	9,167	20,532	24,076	24,290	19,925
Income (loss) from continuing operations	(430)	(2,735)	(5,188)	(2,005)	3,688	4,520	3,838	864
Net income (loss)	1,220	1,688	(5,188)	(1,037)	350	1,502	(2,155)	(3,048)
Income (loss) per common share:
Continuing operations, basic	$(0.04)	$(0.23)	$(0.43)	$(0.16)	$0.33	$0.38	$0.32	$0.07
Continuing operations, diluted	(0.04)	(0.23)	(0.43)	(0.16)	0.30	0.35	0.29	0.07
Net income (loss), basic	0.10	0.14	(0.43)	(0.09)	0.03	0.13	(0.18)	(0.25)
Net income (loss), diluted	0.10	0.14	(0.43)	(0.09)	0.03	0.12	(0.16)	(0.25)

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Brooktrout, Inc.:

        We have audited the accompanying consolidated balance sheets of Brooktrout, Inc. and its subsidiaries (the "Company") as of December 31, 2001 and 2000, and the related consolidated statements of operations, comprehensive income (loss), stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2001. Our audits also included the financial statement schedule listed at Item 14(a)(2). These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

        We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Brooktrout, Inc. and its subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Deloitte & Touche LLP
Boston, Massachusetts
February 6, 2002

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

        Not applicable.

PART III

Item 10.    Directors and Executive Officers of the Registrant

        Directors. The information appearing under the caption "Information Regarding Directors" in the Company's definitive Proxy Statement for its 2002 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, not later than 120 days after the close of the fiscal year, is incorporated into this report by reference.

        The executive officers of the Company as of March 15, 2002 are as follows:

Name	Age	Position
Eric R. Giler	46	President and Director
David W. Duehren	44	Vice President of Research and Development, Clerk and Director
Robert C. Leahy	49	Vice President of Finance and Operations, and Treasurer
Heather J. Magliozzi	39	Vice President of Corporate Communications
Jonathan J. Sirota	60	Vice President
John W. Ison	46	Vice President and General Manager, Enterprise Markets Group
R. Andrew O'Brien	43	Vice President and General Manager, New Public Networks Group

        Eric R. Giler is a Company founder and has been President and a Director of Brooktrout since the Company's inception in 1984. Prior to founding the Company, Mr. Giler worked primarily in the area of technical marketing and sales as a product manager with Teradyne, Inc. and as an applications engineering manager for Intec Corp. Mr. Giler is the former Chairman of the Massachusetts Telecommunications Council and a current board member. He received a Bachelor of Science degree from Carnegie-Mellon University and a Master of Business Administration degree from the Harvard Business School. Mr. Giler serves on the board of Netegrity, Inc. Mr. Giler also is a director of various privately held high technology corporations.

        David W. Duehren is a Company founder and has been Vice President of Research and Development and a Director of Brooktrout since the Company's inception in 1984. Mr. Duehren is the former chairman of the Telecommunications Industry Association Committee TR29.1, the subcommittee responsible for Group 3 fax enhancements, and also contributes to worldwide International Telecommunications Union—Telephony (ITU-T) and Internet Engineering Task Force (IETF) standards. Mr. Duehren is also a member of the Institute of Electrical Electronic Engineers (IEEE). Mr. Duehren received a Bachelor of Science degree and Master of Science degree in Electrical Engineering from the Massachusetts Institute of Technology.

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

        Jonathan J. Sirota has been a Vice President of Brooktrout since January 1994. Mr. Sirota was General Manager of the Data Technology Division of Brooktrout from September 1998 to January 2001. Mr. Sirota was Vice President of Engineering from January 1994 to August 1998. Prior to joining Brooktrout, Mr. Sirota was Senior Vice President of Engineering and Operations for ERGO Computing, Inc. from March 1989 to January 1994. Mr. Sirota received a Bachelor of Science degree in Electrical Engineering from Rensselaer Polytechnic Institute and a Master of Science degree in Electrical Engineering from Massachusetts Institute of Technology.

        John W. Ison has been Vice President and General Manager of the Enterprise Markets Group since January 2001. Mr. Ison was Vice President and General Manager of the Voice Technology Division of Brooktrout from April 1999 to January 2001. Prior to joining Brooktrout, Mr. Ison was Vice President of Marketing at Live Picture, Inc. and President and CEO at Newfire, Inc. Mr. Ison received a Bachelor of Science and a Master of Science in Management from the Massachusetts Institute of Technology and a Master of Science in Engineering from Dartmouth College.

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

Item 11.    Executive Compensation

        Information in response to this Item appears under the caption "Executive Compensation" in the Company's definitive Proxy Statement for its 2002 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, not later than 120 days after the close of the fiscal year, and is incorporated into this report by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management

        Information in response to this Item appears under the caption "Ownership of Equity Securities" in the Company's definitive Proxy Statement for its 2002 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, not later than 120 days after the close of the fiscal year, and is incorporated into this report by reference.

Item 13.    Certain Relationships and Related Transactions

        Information in response to this Item appears under the caption "Certain Relationships" in the Company's definitive Proxy Statement for its 2002 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, not later than 120 days after the close of the fiscal year, and is incorporated into this report by reference.

PART IV

Item 14.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a, d)

  (1)
  Financial Statements

  The
  following are included in Part II of this Annual Report on Form 10-K:

Consolidated Balance Sheets at December 31, 2001 and 2000
Consolidated Statements of Operations for the years ended December 31, 2001, 2000 and 1999
Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2001, 2000 and 1999
Consolidated Statements of Stockholders' Equity for the years ended December 31, 2001, 2000 and 1999
Consolidated Statements of Cash Flows for the years ended December 31, 2001, 2000 and 1999
Notes to Consolidated Financial Statements
Independent Auditors' Report
  (2)
  Financial Statement Schedules

  The
  following are contained on the indicated pages of this Annual Report on Form 10-K:

Page No.
Schedule IX Valuation and Qualifying Accounts	55

        Schedules not listed above are omitted because they are not required or because the required information is given in the Consolidated Financial Statements or Notes thereto.

  (3)
  Exhibits

Exhibits filed herewith or incorporated herein by reference are set forth in Item 14(c) below.
(b)
Reports on Form 8-K

None.

(c)
Exhibits

See
the Exhibit Index on the page immediately preceding the exhibits.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on the dates indicated.

Signatures	Title	Date

/s/ ERIC R. GILER Eric R. Giler	President and Director (Principal Executive Officer)	March 22, 2002
/s/ ROBERT C. LEAHY Robert C. Leahy	Vice President of Finance and Operations, and Treasurer (Principal Financial and Accounting Officer)	March 22, 2002
/s/ DAVID W. DUEHREN David W. Duehren	Vice President, Clerk and Director	March 22, 2002
/s/ ROBERT G. BARRETT Robert G. Barrett	Director	March 22, 2002
/s/ DAVID L. CHAPMAN David L. Chapman	Director	March 22, 2002
/s/ W. BROOKE TUNSTALL W. Brooke Tunstall	Director	March 22, 2002

SCHEDULE IX

BROOKTROUT, INC.

VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

	BALANCE AT BEGINNING OF YEAR	CHARGED (CREDITED) TO COST AND EXPENSES	DEDUCTIONS	OTHER	BALANCE AT END OF YEAR
ACCOUNTS RECEIVABLE ALLOWANCE ACCOUNTS:
For the year ended December 31, 1999	$2,313	$824	$(671)	$—	$2,466
For the year ended December 31, 2000	2,466	435	(201)	(53)	2,647
For the year ended December 31, 2001	2,647	401	(914)	(60)	2,074
ALLOWANCE FOR OBSOLETE INVENTORY:
For the year ended December 31, 1999	4,473	1,171	(962)	—	4,682
For the year ended December 31, 2000	4,682	1,455	(1,305)	—	4,832
For the year ended December 31, 2001	4,832	5,363	(3,604)	—	6,591
ACCRUED WARRANTY COSTS:
For the year ended December 31, 1999	1,314	519	(529)	—	1,304
For the year ended December 31, 2000	1,304	659	(406)	(58)	1,499
For the year ended December 31, 2001	1,499	(216)	(494)	—	789

EXHIBIT INDEX

Exhibit No.	Title
2.1	Asset Purchase Agreement by and among BTGP, Inc. and Brooktrout Technology Europe Limited dated December 17, 1998 is hereby incorporated by reference from Exhibit 2.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission ("SEC") on December 29, 1998 (File No. 000-20698).
2.2
Asset Purchase Agreement by and among BTINH Operating Company, Inc. and Netaccess, Inc. dated June 30, 1997 is hereby incorporated by reference from Exhibit 2.1 to the Company's Current Report on Form 8-K filed with the SEC on July 14, 1997 (File No. 000-20698).
2.3
Agreement and Plan of Merger among eYak, Inc., Sonexis Technologies, Inc., Brooktrout Software, Inc., Brooktrout Business Trust and Brooktrout, Inc. dated as of April 9, 2001 is hereby incorporated by reference from Exhibit 2.1 to the Company's Current Report on Form 8-K filed with the SEC on April 25, 2001 (File No. 000-20698).
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
3.4	Amended and Restated By-laws of the Company are filed herewith.
4.1
Shareholder Rights Agreement, dated as of September 9, 1998, between Brooktrout Technology, Inc. and State Street Bank and Trust Company, as Rights Agent is hereby incorporated by reference from Exhibit 4.1 to the Company's Registration Statement on Form 8-A filed with the SEC on September 14, 1998 (File No. 000-20698).
4.2
Amendment No. 1 to Shareholder Rights Agreement, dated as of March 1, 2002, between Brooktrout, Inc., State Street Bank and Trust Company, as Rights Agent, and EquiServe Trust Company, N.A. as successor Rights Agent, is filed herewith.
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
10.5	Brooktrout, Inc. Amended and Restated 1992 Stock Incentive Plan is filed herewith.
10.6
Brooktrout, Inc. Second Amended and Restated 1992 Stock Purchase Plan is hereby incorporated by reference from Exhibit 4.2 to the Company's Registration Statement on Form S-8 filed with the SEC on December 28, 2001 (File No. 333-76074).
10.7
First Amendment to Brooktrout, Inc. Second Amended and Restated 1992 Stock Purchase Plan is hereby incorporated by reference from Exhibit 4.3 to the Company's Registration Statement on Form S-8 filed with the SEC on December 28, 2001 (File No. 333-76074).
10.8
Brooktrout, Inc. 1999 Stock Incentive Plan is hereby incorporated by reference from Exhibit 4.1 to the Company's Registration Statement on Form S-8 filed with the SEC on June 30, 2000 (File No. 333-40644).
10.9
First Amendment to Brooktrout, Inc. 1999 Stock Incentive Plan is hereby incorporated by reference from Exhibit 4.2 to the Company's Registration Statement on Form S-8 filed with the SEC on June 30, 2000 (File No. 333-40644).
10.10
Second Amendment to Brooktrout, Inc. 1999 Stock Incentive Plan is hereby incorporated by reference from Exhibit 4.6 to the Company's Registration Statement on Form S-8 filed with the SEC on December 28, 2001 (File No. 333-76074).
10.11
Brooktrout, Inc. 2001 Stock Option and Incentive Plan is hereby incorporated by reference from Exhibit 4.1 to the Company's Registration Statement on Form S-8 filed with the SEC on December 28, 2001 (File No. 333-76074).
21	List of Subsidiaries of the Company is filed herewith.
23	Independent Auditors' Consent is filed herewith.

QuickLinks

TABLE OF CONTENTS
DOCUMENTS INCORPORATED BY REFERENCE
PART I
  Item 1. Business
  Item 2. Properties
  Item 3. Legal Proceedings
  Item 4. Submission of Matters to a Vote of Security Holders
PART II
  Item 5. Market For Registrant's Common Equity and Related Stockholder Matters
  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 7A. Quantitative and Qualitative Disclosures about Market Risk (in thousands)
  Item 8. Financial Statements and Supplementary Data
BROOKTROUT, INC. CONSOLIDATED BALANCE SHEETS (in thousands, except share and per share data)
BROOKTROUT, INC. CONSOLIDATED STATEMENTS OF OPERATIONS (in thousands, except per share data)
BROOKTROUT, INC. CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (in thousands)
BROOKTROUT, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands)
BROOKTROUT, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (in thousands, except share and per share data)
INDEPENDENT AUDITORS' REPORT
  Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure
PART III
  Item 10. Directors and Executive Officers of the Registrant
  Item 11. Executive Compensation
  Item 12. Security Ownership of Certain Beneficial Owners and Management
  Item 13. Certain Relationships and Related Transactions
PART IV
  Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K
SIGNATURES
  SCHEDULE IX
BROOKTROUT, INC. VALUATION AND QUALIFYING ACCOUNTS (in thousands)
EXHIBIT INDEX