Form 10-Q
period 2002-03-31
BROOKTROUT INC
filed 2002-05-15
CIK 754516

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from         to

Commission File No. 000-20698

BROOKTROUT, INC.
(Exact name of registrant as specified in its charter)

Massachusetts	04-2814792
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification number)

250 First Avenue	02494-2814
Needham, Massachusetts
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code:  (781) 449-4100

    Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

    As of April 30, 2002, 12,208,733 shares of common stock, $.01 par value per share, were outstanding.

BROOKTROUT, INC.
FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2002

TABLE OF CONTENTS

PART I	FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

Unaudited Condensed Consolidated Balance Sheets as of March 31, 2002 and December 31, 2001

Unaudited Condensed Consolidated Statements of Operations for the Three Months Ended March 31, 2002 and March 31, 2001

Unaudited Condensed Consolidated Statements of Comprehensive Income for the Three Months Ended March 31, 2002 and March 31, 2001

Unaudited Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2002 and March 31, 2001

Notes to Unaudited Condensed Consolidated Financial Statements

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

Critical Accounting Policies

Three Months Ended March 31, 2002 and March 31, 2001

Liquidity and Capital Resources

Risk Factors

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

PART II	OTHER INFORMATION

Item 6.	Exhibits and Reports on Form 8-K

Signatures

Brooktrout, Inc.
Unaudited Condensed Consolidated Balance Sheets
(in thousands, except share and per share data)

	March 31, 2002	December 31, 2001
ASSETS
Current assets:
Cash and cash equivalents	$29,276	$26,218
Marketable securities	12,203	11,907
Accounts receivable (less allowances of $2,283 in 2002 and $2,074 in 2001)	9,820	8,870
Inventory	9,420	11,954
Income tax receivable	3,923	4,635
Deferred tax assets	8,571	9,168
Prepaid expenses	1,158	1,022
Total current assets	74,371	73,774

Equipment and furniture, less accumulated depreciation and amortization	4,557	5,136
Deferred tax assets	6,745	6,981
Intangible assets, less accumulated amortization	8,561	8,944
Investments	—	1,451
Other assets	2,125	2,601
Total assets	$96,359	$98,887

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$6,579	$6,436
Accrued expenses	7,176	7,303
Accrued compensation and commissions	2,802	2,858
Customer deposits	606	697
Accrued warranty costs	800	789
Net liabilities related to discontinued operations	412	990
Total current liabilities	18,375	19,073

Deferred rent	229	242
Total liabilities	18,604	19,315

Stockholders’ equity:
Preferred stock, $1.00 par value; authorized, 100,000 shares; issued and outstanding, none	—	—
Common stock, $0.01 par value; authorized, 40,000,000 shares; issued and outstanding 12,463,476 shares in 2002 and 12,462,242 in 2001	125	125
Additional paid-in capital	63,848	63,841
Notes receivable — officers	(11,760)	(11,760)
Accumulated other comprehensive (loss)	(68)	(52)
Retained earnings	29,370	31,178
Treasury stock, 255,384 shares in 2002 and 2001, at cost	(3,760)	(3,760)
Total stockholders’ equity	77,755	79,572
Total liabilities and stockholders’ equity	$96,359	$98,887

See notes to unaudited condensed consolidated financial statements.

Brooktrout, Inc.
Unaudited Condensed Consolidated Statements of Operations
(in thousands, except per share data)

	Three Months Ended March 31,
	2002	2001

Revenue	$18,422	$27,063

Costs and expenses:
Cost of product sold	8,798	11,195
Research and development	5,619	5,478
Selling, general and administrative	7,481	9,708
Total costs and expenses	21,898	26,381

Operating income (loss)	(3,476)	682

Other income (expense):
Equity in loss of affiliates	—	(1,055)
Interest income, net and other	221	310
Total other income (expense)	221	(745)
Loss before income taxes	(3,255)	(63)
Income tax provision (benefit)	(1,367)	367
Loss from continuing operations	(1,888)	(430)

Discontinued operations:
Gain on disposal of discontinued operations, net of taxes	80	1,650
Net income (loss)	$(1,808)	$1,220

Income (loss) per common share:
Continuing operations, basic	$(0.15)	$(0.04)
Continuing operations, diluted	$(0.15)	$(0.04)
Net income (loss), basic	$(0.15)	$0.10
Net income (loss), diluted	$(0.15)	$0.10

Shares for basic	12,207	12,126
Shares for diluted	12,207	12,126

See notes to unaudited condensed consolidated financial statements.

Brooktrout, Inc.
Unaudited Condensed Consolidated Statements of Comprehensive Income
(in thousands)

	Three Months Ended March 31,
	2002	2001
Net income (loss)	$(1,808)	$1,220
Unrealized gains (losses) on marketable securities	(24)	6
Foreign currency translation adjustment	—	3
Comprehensive income (loss) before income tax provision (benefit)	(1,832)	1,229
Income tax provision (benefit) related to items of comprehensive income (loss)	(8)	2
Comprehensive income (loss)	$(1,824)	$1,227

See notes to unaudited condensed consolidated financial statements.

Brooktrout, Inc.
Unaudited Condensed Consolidated Statements of Cash Flows
(in thousands)

	Three Months Ended March 31,
	2002	2001
Cash flows from operating activities:
Net income (loss)	$(1,808)	$1,220
Adjustments to reconcile net income (loss) to cash provided by operating activities:
(Gain) loss on disposal of discontinued operations	705	(2,683)
Depreciation and amortization	1,114	1,367
Equity in loss of affiliates	—	1,055
Deferred income taxes	326	1,364
Increase (decrease) in cash from changes in:
Accounts receivable	(950)	5,002
Inventory	2,534	631
Prepaid expenses and other assets	1,465	454
Liabilities	137	(5,015)
Cash provided by operating activities	3,523	3,395

Cash flows from investing activities:
Expenditures for equipment and furniture	(152)	(525)
Acquired software and other investing	—	(145)
Sales and maturities of marketable securities	2,522	—
Purchases of marketable securities	(2,842)	—
Cash used in investing activities	(472)	(670)

Cash flows from financing activities:
Proceeds from the sale of common stock	7	34
Cash provided by financing activities	7	34
Increase in cash and cash equivalents	3,058	2,759
Cash and cash equivalents, beginning of period	26,218	23,294
Cash and cash equivalents, end of period	$29,276	$26,053

See notes to unaudited condensed consolidated financial statements.

Brooktrout, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(in thousands, except share and per share data)

1. Description of Business and Summary of Significant Accounting Policies and Practices

(a) Description of Business

                Brooktrout, Inc. (the “Company” or “Brooktrout”) develops, manufactures and sells communications hardware and software products that enable the development of communications applications and systems in five targeted markets, including enhanced services platforms, wireless infrastructure, voice over packet gateways and switches, unified communications, and contact centers. The Company sells its products to system vendors, service providers, enterprise customers, original equipment manufacturers (“OEMs”), and value-added resellers (“VARs”), both domestically and internationally, through a direct sales force and a two-tiered distribution system. Prior to February 8, 2001, the Company was organized and reported the results of its operations in the following three business segments: Brooktrout Technology, Inc. (“Brooktrout Technology”), Brooktrout Software, Inc. (“Brooktrout Software”), and Interspeed, Inc. (“Interspeed”). These segments were differentiated based upon the products provided to the marketplace, the customers served, and the distribution channels utilized. Two of these segments have been discontinued and are classified as discontinued operations for the periods presented in these condensed consolidated financial statements. (See note 2). Following the discontinuance of the Brooktrout Software and Interspeed segments, the Company’s operations consist of one reportable segment, Brooktrout Technology.

(b) Use of Estimates

                Accounting policies, methods and estimates are an integral part of the condensed consolidated financial statements and are based upon management’s current judgments. These policies, methods, and estimates affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. The judgments made by management are based on knowledge and experience with regard to past and current events and assumptions about future events that are believed to be reasonable under the circumstances. On an on-going basis, the Company’s management evaluates its estimates and assumptions and adjusts them if expectations concerning events, including future events, affecting them differ markedly from management’s current judgments.

(c) Principles of Consolidation

                The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

                The accompanying unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the interim periods presented. The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. The operating results for the interim periods presented are not necessarily indicative of the results that could be expected for the full year.

(d) Revenue Recognition

                Revenue from product sales is recognized upon shipment provided that persuasive evidence of an arrangement exists, the fee is fixed or determinable, delivery has occurred, and collection is considered probable. The Company records a provision for estimated sales returns and allowances on product sales in the same period as the related revenue is recorded. These estimates are based on historical sales returns, analysis of credit memo data and other known factors. The Company provides for estimated costs of warranty repairs at the time of sale of the related product. Revenue from sales to distributors is recognized on a “sell-through” basis, that is, when the distributor reports to the Company that resale of the product has occurred.

 (e) Concentration of Credit Risk

                The Company sells its products to various customers in the high technology industry. The Company generally requires no collateral; however, to reduce credit risk, the Company performs ongoing credit evaluations of its customers. The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. At March 31, 2002 and December 31, 2001, 15% and 13%, respectively, of the Company’s accounts receivable were from one customer.

(f) Inventory

                Inventory is carried at the lower of cost or market. Cost is determined using the first-in, first-out method for all inventories. The Company reduces the value of its inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions.

(g) Intangible Assets

                Intangible assets include acquired technology, customer base, and trademarks associated with purchased business combinations.  Acquired technology is being amortized on a straight-line basis over five to 10 years, while all other intangibles are being amortized over periods of three to five years.  Accumulated amortization at March 31, 2002 and December 31, 2001 was $6,265 and $5,882, respectively.   Intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable.

(h) Income Taxes

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

(i) Earnings Per Share

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

                For the three months ended March 31, 2002 and 2001, the Company is utilizing loss from continuing operations as the “control number” for purposes of determining whether potential common shares are dilutive for all per share calculations in accordance with Financial Accounting Standards Board Statement of Financial Accounting Standards ("SFAS")  128. As a result, potential common shares are anti-dilutive in both periods and are excluded from the calculation.  Stock options to purchase 3,050,125 and 2,834,875 shares were not included in the computation of diluted earnings per share in 2002 and 2001, respectively. These options are excluded from the calculation as to include them would have been antidilutive.

 (j) Reclassifications

                Certain amounts in the 2001 consolidated financial statements have been reclassified to conform to the 2002 presentation.

(k) Recent Accounting Pronouncements

                The Company adopted SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." These pronouncements provide guidance on how to account for the acquisition of businesses and intangible assets, including goodwill, which arise from such activities. SFAS No. 141 affirms that only one method of accounting may be applied to a business combination, the purchase method. SFAS No. 141 also provides guidance on the allocation of purchase price to the assets acquired. SFAS No. 142 provides that goodwill resulting from business combinations no longer be amortized to expense, but rather requires an annual assessment of impairment and, if necessary, adjustments to the carrying value of goodwill. The Company believes that the adoption of SFAS Nos. 141 and 142 has no material effect on its consolidated financial statements.

                The Company has adopted SFAS No. 144 "Accounting for the Impairment of Disposal of Long-Lived Assets." SFAS No. 144 establishes a single accounting model for impairment or disposal of long-lived assets, including discontinued operations. Management believes that the adoption of SFAS No. 144 has no significant effect on the Company's consolidated financial statements.

2.  Discontinued Operations

                On February 8, 2001, the Company’s Board of Directors adopted formal plans to discontinue its Brooktrout Software and Interspeed segments.

                Brooktrout Software, Inc.— On March 12, 2002, the Company and Sonexis, Inc. (“Sonexis”) reached an agreement resolving various post-closing adjustments and indemnification claims of both parties that had been asserted in connection with the sale of Brooktrout Software. As part of this agreement, the Company agreed to exchange the Sonexis shares, received by the Company as partial consideration for the sale of Brooktrout Software, for an immediate and final resolution and release of substantially all claims related to the sale of Brooktrout Software.  The Sonexis shares had been classified in the Company’s financial statements as a cost basis investment at December 31, 2001.  The effect of this settlement was a pre-tax non-cash charge to discontinued operations in the first quarter of 2002 of $943.  This pre-tax non-cash charge was substantially offset by an income tax benefit of $915.  The income tax benefit related primarily to net deferred tax liabilities, which are no longer required due to the final settlement of the transaction.  As a result, the Company recognized a net loss from discontinued operations for the three months ended March 31, 2002 of $28.  As of March 31, 2002, “Net liabilities related to discontinued operations” consists of $187 for accruals of expenses related to Brooktrout Software.

                Interspeed, Inc.— In January 2001, the Board of Directors of Interspeed announced that it was curtailing operations and liquidating the remaining assets for the benefit of creditors.  The Company is a creditor of Interspeed.  In the three months ended March 31, 2002, the Company received net proceeds from the Interspeed creditors’ trust of $238.  These proceeds, net of income tax expense of $130, resulted in a net gain from discontinued operations for the three months ended March 31, 2002, of $108.  As of March 31, 2002, “Net liabilities related to discontinued operations” consists of $225 of expenses associated with the Interspeed business.

                Details of the gain on disposal, and basic and diluted per share amounts for discontinued operations are as follows:

	Three Months Ended March 31,
	2002	2001
Gain (loss) on disposal of discontinued operations:
Brooktrout Software, net of income tax benefit of $915 in 2002, and income tax expense of $1,033 in 2001	$(28)	$1,650
Interspeed, net of income tax expense of $130 in 2002	108	—
Total gain on disposal of discontinued operations	$80	$1,650

Gain on disposal per common share:
Basic	$0.01	$0.14
Diluted	$0.01	$0.14

3.  Inventory

                Inventory is carried at the lower of cost or market, on a first-in first-out basis, and consisted of the following:

	March 31,2002	December 31, 2001
Raw materials	$1,554	$3,763
Work in process	1,782	621
Finished goods	6,084	7,570
Total	$9,420	$11,954

4.  Equipment and Furniture

                Equipment and furniture is summarized as follows:

	March 31, 2002	December 31, 2001
Computer equipment	$8,012	$7,987
Furniture and office equipment	8,932	8,805
Total equipment and furniture	16,944	16,792
Less accumulated depreciation and amortization	(12,387)	(11,656)
Total equipment and furniture, less accumulated depreciation and amortization	$4,557	$5,136

5.  Income Taxes

                The Company’s tax provision in 2002 is based on the estimated effective tax rate for the full year. The Company’s effective tax benefit rate on continuing operations was 42% for the three months ended March 31, 2002.  The Company received a tax refund of $3,659 during the three months ended March 31, 2002.

6.  Investments

                The Company has an investment in Pelago Networks, Inc. (“Pelago”), which it has previously been accounted for under the equity method of accounting.  The Company’s investment in Pelago had been written down to zero as of December 31, 2001 as the Company recognized its share of Pelago’s losses. In the three months ended March 31, 2002, Pelago closed on an additional round of equity financing of its Series B preferred shares. As a result of this financing, the Company’s ownership percentage is now 15%. In the three months ended March 31, 2002, the reduction in the value of investments was due to the preferred equity securities that constituted the Company’s investment in Sonexis being exchanged with Sonexis as part of the settlement discussed in note 2.

7.  Segment Reporting

                Prior to its February 8, 2001 decision to discontinue its Brooktrout Software and Interspeed segments, the Company was organized and reported the results of its operations in the following three business segments: Brooktrout Technology, Brooktrout Software and Interspeed. As a result of its decision to discontinue Brooktrout Software and Interspeed, the Company’s continuing operations represent one reportable segment. The remaining segment, Brooktrout Technology, provides enabling technologies that allow customers to deliver voice, fax and data solutions for the electronic communications market. (See note 2).

                Product Sales—Brooktrout Technology’s products are sold for applications in the New Network™ and for applications in Today’s Network. Today’s Network involves core technologies and platforms that are primarily used in business premise products such as fax, LAN fax, and voice mail. The New Network applications expand the capabilities of communications networks to allow data, voice and fax information to be distributed using packet-based data networks, such as the Internet, for portions of the transmission and also allow information to be distributed using the traditional circuit-switched telephone network. For the three months ended March 31, 2002, sales of products for use in the New Network accounted for approximately 33% of total revenue as compared to 52% of total revenue for the three months ended March 31, 2001.

                Major Customers—One customer accounted for approximately 14% and 7% of revenue for the three months ended March 31, 2002 and 2001, respectively. A different customer accounted for 20% of revenue for the three months ended March 31, 2001; this customer represented less than 1% of revenue for the three months ended March 31, 2002.

                International Sales—International sales, principally exports from the United States, accounted for approximately 21% and 18% of revenue for the three months ended March 31, 2002 and 2001, respectively.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995

                This quarterly report on Form 10-Q contains certain statements that are “forward-looking statements” as that term is defined under the Private Securities Litigation Reform Act of 1995 and releases issued by the Securities and Exchange Commission. The words “believes,” “expects,” “anticipates,” “intends,” “estimates,” “assumes,” “will,” “should” and other expressions that are predictions of or indications of future events and trends and that do not relate to historical matters, identify forward-looking statements. You should not rely on forward-looking statements because they involve known and unknown risks, uncertainties and other factors, some of which are beyond the control of Brooktrout, Inc. (the “Company” or “Brooktrout”), which may cause the actual results, performance or achievements of the Company to differ materially from anticipated future results, performance or achievements expressed or implied by such forward-looking statements. These forward-looking statements were based on information, plans, and estimates at the date of this document and the Company undertakes no obligation to update any forward-looking statement, whether as a result of new information, future events or otherwise.

                The future operating results and performance trends of the Company may be affected by a number of factors, including, without limitation, risks related to the following: (i) the economic slowdown in the telecommunications sector; (ii) market growth, market acceptance of the Company’s products and product demand; (iii) rapid changes in technology and the evolution of the telecommunications hardware and software market; and (iv) the impact of competition. In addition to the foregoing, the Company’s actual future results could differ materially from those projected in the forward-looking statements as a result of the risk factors set forth herein and in the Company’s various filings with the Securities and Exchange Commission and of changes in general economic conditions and changes in the assumptions used in making such forward-looking statements.

Introduction

                Brooktrout develops, manufactures and sells communications hardware and software products that enable the development of communications applications and systems in five targeted markets, including enhanced services platforms, wireless infrastructure, voice over packet gateways and switches, unified communications, and contact centers. The Company’s strategy is to collaborate with its partners on new ideas and to invest in the success of their businesses in order to help them expand into new markets, accelerate the delivery of their applications and services, and deliver quality products and services. The Company sells its products to system vendors, service providers, enterprise customers, original equipment manufacturers (“OEMs”), and value-added resellers (“VARs”), both domestically and internationally, through a direct sales force and a two-tiered distribution system.

                The evolution of the world’s telecommunications systems has created important market opportunities for the Company. One opportunity involves core technologies and platforms that are primarily used in business premise products such as fax, LAN fax, and voice mail—Today’s Network. Another opportunity—the New Network™—is the result of the global investments that are being made to expand the capabilities of today’s communications networks. These new capabilities allow data, voice and fax information to be distributed using packet-based data networks, such as the Internet, for portions of the transmission and also allow such information to be distributed using the traditional circuit-switched telephone network.

                Prior to February 8, 2001, the Company was organized and reported the results of its operations in three operating segments, Brooktrout Technology, Inc. (“Brooktrout Technology”), Brooktrout Software, Inc. (“Brooktrout Software”), and Interspeed, Inc. (“Interspeed”). On February 8, 2001, the Company’s Board of Directors adopted formal plans to discontinue its Brooktrout Software and Interspeed segments. Accordingly, the Company has accounted for these businesses as discontinued operations. (See note 2).  The following discussion focuses on the Company’s results from continuing operations.

Critical Accounting Policies

                Accounting policies, methods and estimates are an integral part of the consolidated financial statements and are based upon management’s current judgments. These judgments are based on knowledge and experience with regard to past and current events and assumptions about future events that are believed to be reasonable under the circumstances. On an on-going basis, the Company’s management evaluates its estimates and assumptions and adjusts them if expectations concerning events, including future events, affecting them differ markedly from management’s current judgments. Management believes that the following are certain critical accounting policies that particularly affect its more significant judgments and estimates used in the preparation of its condensed consolidated financial statements.

                The Company’s revenue recognition policy requires that revenue be recognized at the time of shipment if there is persuasive evidence that an arrangement exists, the price is fixed or determinable, delivery has occurred, and collection is considered probable. The Company recognizes revenue from sales to two-tiered distributors of the Company’s products when the distributor has sold the products to their customers. The Company records a provision for estimated sales returns and allowances on product sales in the same period as the related revenue is recorded. (See Note 2). These estimates are based on historical sales returns, analysis of credit memo data and other known factors. Actual results could differ from these estimates.

                The Company’s concentration of credit risk policy requires management to make estimates concerning the realizable value of accounts receivable assets. The current and future economic environment affects these estimates. The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. If the financial condition of Brooktrout’s customers were to deteriorate, additional allowances may be required.

                The Company’s inventory valuation policy requires management to make estimates concerning the realizable value of inventory. The current and future economic environment affects these estimates. The Company reduces the value of its inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required.

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

                The carrying value of the Company’s deferred tax assets assumes that the Company will be able to generate sufficient future taxable income in certain tax jurisdictions, based on estimates and assumptions. If these estimates and related assumptions change in the future, the Company may be required to record valuation allowances against its deferred tax assets, resulting in additional income tax expense in the Company’s consolidated statement of operations. Management evaluates the realizability of the deferred tax assets quarterly and assesses the need for valuation allowances quarterly.

                The Company recorded estimates for expenses associated with Brooktrout Software, along with the expenses related to Interspeed, as liabilities associated with discontinued operations. (See note 2). These estimates are based on certain judgments by management about the likelihood and amount expected to be paid. If actual results differ from these estimates, an adjustment to the amounts recorded as liabilities could be required in future periods.

Three Months Ended March 31, 2002 and 2001
(in thousands)

                Revenue for the three months ended March 31, 2002 decreased by approximately 32% to $18,422, down from $27,063 for the three months ended March 31, 2001. The decline in revenue resulted primarily from the overall economic slowdown in the United States and international economies and, in particular, the softening in the telecommunications market. The slowdown the Company is experiencing extends across all product lines and markets, though sales of products for applications in the New Network, specifically those sold to OEMs for use by large service providers, have declined most significantly. For the three months ended March 31, 2002, sales of products for applications in the New Network accounted for approximately 33% of total revenue, as compared to 52% of total revenue for the three months ended March 31, 2001.

                Revenue from one customer accounted for approximately 14% of total revenue for the three months ended March 31, 2002, compared to 7% from this same customer for the three months ended March 31, 2001. The Company expects that revenue from this customer will continue to be greater than 10% of total revenue for the foreseeable future. A different customer represented 20% of sales for the three months ended March 31, 2001; however, revenue from this customer represented less than 1% of total revenue for the three months ended March 31, 2002. For the foreseeable future, the Company expects that revenue from this customer will continue to be significantly less than that of prior years.

                Cost of product sold was $8,798, or 48% of revenue, for the three months ended March 31, 2002, compared to $11,195, or 41% of revenue, for the three months ended March 31, 2001. Gross margin percent for the three months ended March 31, 2002 was 52% compared with 59% for the three months ended March 31, 2001. The lower gross margin percent in 2002 was primarily due to the reduction in higher margin products sold and unabsorbed manufacturing expenses.  The Company’s manufacturing expenses, which are primarily fixed, represented a larger percentage of cost of product sold in 2002 in comparison to 2001.  The Company expects that the gross margin will be approximately 51% to 53% for the next several quarters.

                Research and development expense was $5,619, or 31% of revenue, for the three months ended March 31, 2002, compared with $5,478, or 20% of revenue, for the three months ended March 31, 2001.  The Company’s continuing development efforts are focused on hardware and software that make up its network interface products, media processing products, messaging products and IP telephony products. The Company intends to continue to commit significant resources to product development and would expect that research and development expense in 2002 will continue to be slightly higher than in 2001.

                Selling, general and administrative expense was $7,481, or 41% of revenue, for the three months ended March 31, 2002, compared with $9,708, or 36% of revenue, for the three months ended March 31, 2001. The decline in this expense is primarily the result of reduced spending for variable incentive compensation, consulting and contract labor, employee recruiting expenses, travel and entertainment expenses, advertising and promotion expenses, and expendable materials and supplies. The Company expects that selling, general and administrative expense in 2002 may increase marginally compared to 2001.

                The Company did not recognize equity in loss of affiliates for the three months ended March 31, 2002, as compared to $1,055 of equity in loss of affiliates from both Pelago Networks, Inc. (“Pelago”) and Telchemy, Inc (“Telchemy”) for the three months ended March 31, 2001. The Company’s investment in Pelago had been written down to zero as of December 31, 2001 and since the Company has no further funding commitment, it has ceased recording its equity in Pelago’s losses. The Company will not recognize additional losses related to Telchemy, as the Company disposed of its equity interest in Telchemy on December 31, 2001.

                Interest income, net and other was $221 for the three months ended March 31, 2002, as compared with $310 for the three months ended March 31, 2001. The decrease in interest income, net and other was the result of a decline in short-term interest rates, which offset the favorable impact that increased marketable securities balances had on interest income.

                The effective tax benefit rate on continuing operations was 42% for the three months ended March 31, 2002. For the three months ended March 31, 2001, the effective tax expense rate on continuing operations was 583%. This tax rate for the first quarter of 2001 was the result of treating equity in loss of affiliates expense as a non-deductible item in the income tax provision calculation. Excluding the impact of equity in loss of affiliates, the effective tax expense rate would have been 37% for the three months ended March 31, 2001.

Liquidity and Capital Resources
(in thousands)

                For the three months ended March 31, 2002, the Company funded its operations principally through cash provided by operating activities. Cash provided by operating activities for the three months ended March 31, 2002 was $3,523 and was generated primarily from a tax refund received in the quarter of $3,659.  Cash used in investing activities for the three months ended March 31, 2002 was $472.  Working capital increased slightly to $55,996 at March 31, 2002 from $54,701 at December 31, 2001.

                The Company has a line of credit under which it may borrow up to $5,000 on a secured basis, subject to compliance with certain covenants. Any amounts borrowed under the line of credit bear interest at the lender’s prime rate. As of March 31, 2002, letters of credit issued against the Company’s existing line totaled $1,000, representing the collateral required for certain lease obligations. There have been no borrowings under the line during the past three years.  The line of credit expires at the end of June 2002 and at that time any outstanding balances are payable in full.  The Company anticipates that the line of credit will be renewed on substantially the same terms as the existing line of credit.

                The Company believes that the current economic conditions will continue during this year and as a result, expects to have a loss from continuing operations for the year ended December 31, 2002. During the twelve months ended December 31, 2001, the Company had an operating loss of $9,460, but during the same period was able to increase its cash and marketable securities balances by $12,138, of which $4,927 was from the sale of Brooktrout Software. The Company believes available cash resources will support its operations and capital needs for at least the next twelve months, and if the current economic climate worsens beyond the next twelve months, the Company may need to utilize funds available under the line of credit.

                For the three months ended March 31, 2002, the Company purchased approximately $152 in equipment. The Company currently has no material commitments for additional capital expenditures.

                The pricing of the Company’s products and costs of its goods are generally determined by current market conditions, as well as value to the customer. Market conditions can be impacted by inflation; however, the Company believes that inflation has not had a significant effect on its operations to date.

                The Company has operating lease commitments for its office and manufacturing facilities expiring through 2006. Certain lease agreements require the Company to pay all of the building’s taxes, insurance and maintenance costs.

Risk Factors

The Company is exposed to general economic conditions, and the slowdown in some sectors of the telecommunications industry in particular.

                As a result of recent unfavorable economic conditions affecting most technology sectors and the telecommunications sector in particular, many of our customers are aggressively increasing efficiency in their supply chains and reducing inventory levels. Additionally, we expect the growth of data traffic and the use of the Internet will continue to have a significant impact on traditional voice networks, which is driving the convergence of data and telephony and giving rise to the demand for New Network applications. We cannot be sure what the rate of such convergence will be due to the slowdown in the communications industry and the resulting decrease in spending by our customers. The current economic conditions have adversely impacted the Company’s business and operating results, including a reduction in revenue of $8,641,000 for the three months ended March 31, 2002, or 32% compared to the three months ended March 31, 2001. If current economic conditions continue for an extended period of time or worsen, or if a wider economic slowdown occurs, the Company may experience additional adverse effects on its business, operating results, and financial condition. Specifically, as the rate at which the Company’s customers order its products decreases, the more likely it is that current inventories will be exposed to technological obsolescence, thus requiring the Company to reduce the value of that inventory on the balance sheet.

The Company’s operating results are likely to fluctuate significantly and cause the Company’s stock price to be volatile, which could cause the value of your investment to decline.

                The Company’s operating results are likely to fluctuate in the future due to a variety of factors, many of which are outside of its control. If the Company’s operating results do not meet the expectations of securities analysts, the trading price of the Company’s common stock could significantly decline. This may cause the value of your investment in the Company to decline. In addition, the value of your investment could be impacted by investor perception of the Company’s industry or its prospects generally, independent of the operating performance of the Company. Some of the factors that could affect the Company’s operating results or impact the market price of the common stock include:

•                  the Company’s ability to cope with difficult conditions in the economy in general, and the telecommunications market in particular;

•                  the Company’s ability to formulate and implement effective strategies to respond to changing market requirements and conditions;

•                  cancellation or rescheduling of orders for the Company’s products;

•                  the Company’s ability to collect accounts receivable from customers that have been adversely impacted by the difficult economic conditions;

•                  the Company’s ability to develop, manufacture, market and support its products and product enhancements;

•                  the timing and number of orders for the Company’s products, which have historically been weighted more heavily toward the last month of each quarter;

•                  the Company’s ability to hire, train and retain key management, sales and marketing and engineering personnel;

•                  announcements or technological innovations by the Company’s competitors or in competing technologies;

•                  the Company’s ability to obtain sufficient supplies of sole or limited source components for the Company’s products;

•                  a decrease in the average selling prices of the Company’s products;

•                  changes in costs of components that the Company includes in its products;

•                  the mix of products that the Company sells and the mix of distribution channels through which they are sold; and

•                  a decrease in the demand for the Company’s common stock.

                Due to these and other factors, revenue, expenses and results of operations could vary significantly in the future, and period-to-period comparisons should not be relied upon as indications of future performance.

The Company has historically derived a significant portion of its revenue from a small number of customers.

                The Company’s failure to generate as much revenue as expected from what has historically been a relatively small number of customers or the failure of these customers to purchase the Company’s products could seriously harm the Company’s business. For the three months ended March 31, 2002, one customer accounted for approximately 14% of the Company’s revenue. A different customer accounted for 20% of revenue for the three months ended March 31, 2001; however, this customer represented less than 1% of revenue for the three months ended March 31, 2002 and is expected to remain less than 10% of total revenue for the foreseeable future. The loss of any one of the Company’s major customers or the delay of significant orders from such customers, even if only temporary, has or could reduce or delay the Company’s revenue, could harm the Company’s reputation in the industry and could reduce the Company’s ability to accurately predict cash flow, and, as a consequence, could seriously harm the Company’s business, financial condition and results of operations.

                Present and future customers may also terminate their purchasing arrangements with the Company, significantly reduce or delay their orders or seek to renegotiate their agreements on terms less favorable to the Company. Furthermore, in any future negotiations, the Company may be subject to the perceived or actual leverage the customers may have, given their relative size and importance to the Company. Any termination, change, reduction or delay in orders could seriously harm the Company’s business, financial condition and results of operations. Accordingly, unless and until the Company can diversify and expand its customer base, the Company’s future success will significantly depend upon the timing and size of future purchases by the Company’s largest customers and the financial and operational success of these customers.

The telecommunications markets are highly competitive, and the Company may not be able to compete successfully against new entrants and established companies with greater resources.

                The market for telecommunications equipment is highly competitive. If the Company is unable to differentiate its products from existing and future offerings of its competitors, and thereby effectively compete in the market for telecommunications equipment, the Company’s results of operations could be materially adversely affected. Many of the Company’s current and potential competitors have significantly greater selling and marketing, technical, manufacturing, financial, and other resources. Moreover, the Company’s competitors may have greater access to components necessary to manufacture their products. The strength and capabilities of the Company’s competitors may be increased as a result of the trend toward consolidation in the telecommunications market. Capitalizing on and maintaining the Company’s technological advantage will require a continued high level of investment in research and development, marketing and customer service and support. Due to the rapidly evolving markets in which the Company competes, additional competitors with significant market presence and financial resources may enter those markets, thereby further intensifying competition. The Company may not allocate sufficient resources to achieve the technological advances necessary to compete successfully with existing competitors or new entrants.

Internal development efforts by the Company’s customers may adversely affect demand for its products.

                Many of the Company’s customers, including the large OEMs on which the Company focuses a significant portion of its sales and marketing efforts, have the technical and financial ability to design and produce components replicating or improving on the functionality of most of the Company’s products. These customers often consider in-house development of technologies and products as an alternative to doing business with the Company. The Company cannot assure you that its existing customers or potential customers will do business with the Company, rather than attempting to develop similar technology and products internally or obtaining them through acquisition. The Company cannot be certain that it will be able to find customers to replace the revenue lost as a result of customers developing technologies or products in-house. Any such occurrence could have a material adverse effect on the Company’s business, financial condition or results of operations.

Unless the Company is able to keep pace with the evolution of the telecommunications hardware and software market, the Company’s business may be adversely impacted.

                The telecommunications hardware and software market is characterized by:

•                  rapid technological advances;

•                  evolving industry standards;

•                  changes in customer requirements;

•                  frequent new product introductions;

•                  intense competition; and

•                  evolving offerings by telecommunications service providers.

                The Company believes that its future success will depend, in part, on its ability to offer products that address the sophisticated and varied needs of its current and prospective customers and to respond to technological advances and evolving industry standards on a timely and cost-effective basis. The Company intends to continue to invest significantly in product and technology development. The development of new or enhanced products is a complex and uncertain process. The Company may experience design, manufacturing, marketing and other difficulties that could delay or prevent its development, introduction or marketing of new products and enhancements. The Company may also not be able to incorporate new technologies on a cost-effective or timely basis. This may result in unexpected expenses. The introduction of new or enhanced products also requires that the Company manage the transition from older products so as to minimize the disruption to customers and ensure that adequate supplies of new products can be delivered to meet anticipated customer demand. The Company’s inability to develop on a timely basis new products or enhancements to existing products, or the failure of such new products or enhancements to achieve market acceptance, could have a material adverse effect on the Company’s business, financial condition and results of operations.

The Company’s dependence on sole and single source suppliers and independent manufacturers exposes it to supply interruptions that could result in product delivery delays.

                Although the Company generally uses standard parts and components for its products, some key components are purchased from sole or single source vendors for which alternative sources are not currently available or are difficult to obtain. The Company’s inability to obtain sufficient quantities of these components may result in future delays or reductions in product shipments that could materially adversely affect its business, financial condition and results of operations. The Company currently purchases proprietary components from a number of suppliers for which there are no direct substitutes. These components could be replaced with alternatives from other suppliers, but that could involve redesign of the Company’s products. If such redesign was required, the Company would incur considerable delay and expenses. The Company currently enters into purchase orders with its suppliers for materials based on forecasts of need, but has no guaranteed supply arrangements with these suppliers.

                In addition, the Company currently uses a number of independent manufacturers to manufacture printed circuit boards, chassis and subassemblies in accordance with the Company’s design and specification. The Company’s reliance on independent manufacturers involves a number of risks, including the potential for inadequate capacity of, unavailability of, or interruptions in access to, process technologies, and reduced control over delivery schedules, manufacturing yields and costs. If the Company’s manufacturers are unable or unwilling to continue manufacturing its components in required quantities or to the Company’s quality expectations, the Company will have to transfer manufacturing to acceptable alternative manufacturers that it has identified, which could result in significant delays in shipment of products to customers. Moreover, the manufacture of these components is extremely complex, and the Company’s reliance on the suppliers of these components exposes it to potential production difficulties and quality variations, which could negatively impact the cost and timely delivery of its products. The Company currently enters into purchase orders with independent manufacturers of materials based on forecasts of need, but has no guaranteed arrangements with these manufacturers. Any significant interruption in the supply, or degradation in the quality, of any component would have a material adverse effect on the Company’s business, financial condition and results of operations.

Defects in the Company’s products or problems arising from the use of its products may seriously harm its business and reputation.

                Products as complex as the Company’s may contain known and undetected errors, bugs or performance problems. Defects are frequently found during the period immediately following introduction and initial implementation of new products or enhancements to existing products. Although the Company attempts to resolve all bugs that it believes would be considered serious by its customers before implementation, the Company’s products may not be bug-free. The Company also provides warranties against defects in materials and workmanship on its hardware products for five years. However, errors, bugs or performance problems could result in lost revenue or customer relationships and could be detrimental to the Company’s business and reputation generally. In addition, the Company’s customers generally use its products together with their own products and products from other vendors. As a result, when problems occur, it may be difficult to identify the source of the problem. These problems may cause the Company to incur significant warranty and repair costs, divert the attention of its engineering personnel from the Company’s product development efforts and cause significant customer relations problems. To date, defects in the Company’s products or those of other vendors’ products with which its products are used by its customers have not had a material adverse effect on its business. However, the Company cannot be certain that product defects will not materially adversely affect the Company’s business in the future.

Changes to regulations affecting the telecommunications or Internet industries could reduce demand for the Company’s products or increase its costs.

                Laws and regulations governing telecommunications, electronic commerce and the Internet are beginning to emerge, but remain largely unsettled, even in the areas where there has been some legislative action. Regulation may focus on, among other things, assessing access or settlement charges, or imposing tariffs or regulations based on the characteristics and quality of products, either of which could restrict the Company’s business or increase its cost of doing business. Any changes to existing laws or the adoption of new regulations by federal or state regulatory authorities or any legal challenges to existing laws or regulations relating to the telecommunications industry could materially adversely affect the market for the Company’s products. Moreover, the Company’s VARs or other customers may require, or the Company may otherwise deem it necessary or advisable, that the Company alter its products to address actual or anticipated changes in the regulatory environment. The Company’s inability to alter its products or address any regulatory changes could have a material adverse effect on its business, financial condition or results of operations.

Provisions in the Company’s corporate charter may discourage takeover attempts and, thus, depress the market price of the common stock.

                Provisions in the Company’s Charter may have the effect of delaying or preventing a change of control or changes in the Company’s management or Board of Directors. These provisions include:

•    the right of the Board of Directors, without stockholder approval, to issue shares of preferred stock and to establish the voting rights, preferences, and other terms thereof;

•    the right of the Board of Directors to elect a director to fill a vacancy created by the expansion of the Board of Directors;

•    the ability of the Board of Directors to alter the Company’s by-laws without prior stockholder approval;

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

                These provisions discourage potential takeover attempts and the ability of stockholders to change management and the Board of Directors. These anti-takeover measures could adversely affect the market price of the Company’s common stock. In addition, even if you desired to participate in a tender offer, change of control or takeover attempt of the Company that the Company’s management and Board of Directors opposed, these provisions may prevent you from doing so.

Limitations on the Company’s ability to adequately protect its proprietary rights may prevent it from retaining its competitive advantage and negatively impact its future operating results.

                The Company’s success and its ability to compete are dependent, in part, upon its proprietary technology. Taken as a whole, the Company believes its intellectual property rights are significant and any failure to adequately protect the unauthorized use of its proprietary rights could result in the Company’s competitors offering similar products, potentially resulting in loss of a competitive advantage and decreased revenue. The Company relies upon a combination of patents, trademark law, trade secret protections, copyright law and confidentiality agreements with consultants and third parties to protect its proprietary rights. Notwithstanding its efforts, third parties may infringe or misappropriate the Company’s proprietary rights. In addition, each employee of the Company has executed a proprietary information agreement designed to protect the trade secrets of the Company, inventions created in the course of employment with the Company and other proprietary information of the Company. Moreover, effective patent, trademark, copyright or trade secret protections may not be available in every country in which the Company operates or intends to operate to the same extent as the laws of the United States. Also, it may be possible for unauthorized third parties to copy or reverse engineer aspects of the Company’s products, develop similar technology independently or otherwise obtain and use information that the Company regards as proprietary. Furthermore, detecting unauthorized use of the Company’s proprietary rights is difficult. Litigation may be necessary in the future to enforce the Company’s proprietary rights. Such litigation could result in the expenditure of significant financial and managerial resources and could have a material adverse effect on the Company’s future operating results.

Intellectual property claims against the Company can be costly and negatively impact the Company’s business.

                In the telecommunications business, there is frequent litigation based on allegations of patent infringement. As the number of entrants in the Company’s market increases and the functionality of its products is enhanced and overlaps with the products of other companies, the Company may become subject to claims of infringement or misappropriation of the intellectual property rights of others. As a result, from time to time, third parties may claim exclusive patent or other intellectual property rights to technologies that the Company uses. Although the Company believes that it does not face material liability related to infringement of the intellectual property of others, any claims asserting that the Company’s products infringe or may infringe proprietary rights of third parties, if determined adversely to the Company, could have a material adverse effect on its business, financial condition or results of operations. Any claims, with or without merit, could be time-consuming, result in costly litigation, divert the efforts of the Company’s engineering and management personnel, cause delays in product shipments or require the Company to enter into royalty or licensing agreements, any of which could have a material adverse effect upon the Company’s operating results. If any legal action claiming patent infringement is commenced against it, the Company cannot assure you that it would prevail in such litigation given the complex technical issues and inherent uncertainties in patent litigation. In addition, the Company may be required to obtain a license or royalty agreement under the intellectual property rights of those parties claiming the infringement. In the event a claim against the Company was successful, and it could not obtain a license on acceptable terms or license a substitute technology or redesign to avoid infringement, the Company may be unable to market its affected products. This could have a material adverse effect on the Company’s business, financial condition and results of operations.

Certain of the Company’s products depend upon the continued availability of licensed technology from third parties.

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

                The Company may require new licenses in the future as its business grows and technology evolves. The Company cannot assure you that these licenses will continue to be available to it on commercially reasonable terms, if at all, which could have a material adverse effect on the Company’s business, financial condition and results of operations.

If the Company is unable to attract or retain key personnel, it may be unable to successfully operate its business.

                The Company’s success depends in large part upon the continued contributions of its key management, sales and marketing, and engineering personnel, many of who perform important functions and would be difficult to replace. The Company does not have employment contracts with its key personnel. There has been intense competition in the Company’s industry for qualified personnel, and, at times, the Company has experienced difficulty in recruiting qualified personnel. The Company may not be able to attract and retain the necessary personnel to accomplish its business objectives, and it may experience constraints that will adversely affect its ability to satisfy customer demand in a timely fashion or to support its customers and operations. The Company’s inability to hire qualified personnel on a timely basis, or to retain its key personnel, could materially adversely affect the Company’s business, financial condition and results of operations.

The Company’s products typically have long sales cycles, causing the Company to expend significant resources before recognizing revenue.

                The length of the Company’s sales cycle typically ranges from six to eighteen months and varies substantially from customer to customer. Prospective customers generally must commit significant resources to test and evaluate the Company’s products and integrate them into larger systems. This evaluation period is often prolonged due to delays associated with approval processes that typically accompany the design and testing of new communications equipment by the Company’s customers.

                In addition, the rapidly emerging and evolving nature of the markets in which the Company and its customers compete may cause prospective customers to delay their purchase decisions as they evaluate new technologies and develop and implement new systems. During the period in which the Company’s customers are evaluating whether to place an order with the Company, it often incurs substantial sales and marketing expenses, without any assurance of future orders or their timing. Even after a customer places an order with the Company and its product is expected to be utilized in a product or service offering being developed by our customer, the timing of the development, introduction and implementation of those products is controlled by, and can vary significantly with the needs of, the Company’s customers. In some circumstances, the customer will not require the product for several months. This complicates the Company’s planning processes and reduces the predictability of the Company’s earnings.

The Company derives a significant portion of its revenue from international sales; international business operations entail additional risks.

                Risks arising from the Company’s international business include currency fluctuation, political instability in other countries, the imposition of trade and tariff regulations by foreign governments, and the difficulties in managing operations across disparate geographic areas. In addition, most countries require technical approvals from their telecommunications regulatory agencies for products that operate in conjunction with the telephone system. Obtaining these approvals is generally a prerequisite for sales in a given jurisdiction. Obtaining requisite approvals may require from two months to a year or more depending on the product and the jurisdiction. These or other factors may limit the Company’s ability to sell its products in other countries, which could have a material adverse effect on the Company’s business, financial condition and results of operations.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

                Readers are referred to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001 for additional information.  No significant changes have occurred to the Company’s assessment of market risk.

PART II.  OTHER INFORMATION

 Item 6.  Exhibits and Reports on Form 8-K

                (a) Exhibits

3.1

Amended and Restated By-laws of the Company are hereby incorporated by reference from Exhibit 3.4 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001 filed with the SEC on March 25, 2002 (File No. 000-20698).

4.1

Amendment No. 1 to Shareholder Rights Agreement, dated as of March 1, 2002, between Brooktrout, Inc., State Street Bank and Trust Company, as Rights Agent, and EquiServe Trust Company, N.A. as successor Rights Agent, is hereby incorporated by reference from Exhibit 4.2 to the Company’s Annual Report on

Form 10-K for the fiscal year ended December 31, 2001 filed with the SEC on March 25, 2002 (File No. 000-20698).

10.1

Brooktrout, Inc. Amended and Restated 1992 Stock Incentive Plan is hereby incorporated by reference from Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001 filed with the SEC on March 25, 2002 (File No. 000-20698).

(b) Reports on Form 8-K

None.

 SIGNATURES

                Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BROOKTROUT, INC.

Date: May 15, 2002	By:	/s/ ERIC R. GILER
Eric R. Giler President (Principal Executive Officer)

Date: May 15, 2002	By:	/s/ ROBERT C. LEAHY
Robert C. Leahy Vice President of Finance and Operations, and Treasurer (Principal Financial and Accounting Officer)