Form 10-Q
period 2002-06-30
BROOKTROUT INC
filed 2002-08-14
CIK 754516

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2002

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

    Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

    As of July 26, 2002, 12,243,826 shares of common stock, $.01 par value per share, were outstanding.

BROOKTROUT, INC.
FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2002

Brooktrout, Inc.
Unaudited Condensed Consolidated Balance Sheets
(in thousands, except share and per share data)

	June 30, 2002	December 31, 2001
ASSETS
Current assets:
Cash and cash equivalents	$30,299	$26,218
Marketable securities	12,389	11,907
Accounts receivable (less allowances of $2,009 in 2002 and $2,074 in 2001)	8,926	8,870
Inventory	8,016	11,954
Income tax receivable	4,618	4,635
Deferred tax assets	8,258	9,168
Prepaid expenses	1,096	1,022
Total current assets	73,602	73,774

Equipment and furniture, less accumulated depreciation and amortization	3,999	5,136
Deferred tax assets	6,746	6,981
Intangible assets, less accumulated amortization	8,178	8,944
Investments	—	1,451
Other assets	1,863	2,601
Total assets	$94,388	$98,887

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$6,187	$6,436
Accrued expenses	7,517	7,303
Accrued compensation and commissions	2,467	2,858
Customer deposits	653	697
Accrued warranty costs	644	789
Net liabilities related to discontinued operations	278	990
Total current liabilities	17,746	19,073

Deferred rent	215	242
Total liabilities	17,961	19,315

Stockholders’ equity:
Preferred stock, $1.00 par value; authorized, 100,000 shares; issued and outstanding, none	—	—
Common stock, $0.01 par value; authorized, 40,000,000 shares; issued and outstanding 12,499,210 shares in 2002 and 12,462,242 in 2001	125	125
Additional paid-in capital	64,020	63,841
Notes receivable — officers	(11,760)	(11,760)
Accumulated other comprehensive (loss)	(56)	(52)
Retained earnings	27,858	31,178
Treasury stock, 255,384 shares in 2002 and 2001, at cost	(3,760)	(3,760)
Total stockholders’ equity	76,427	79,572
Total liabilities and stockholders’ equity	$94,388	$98,887

See notes to unaudited condensed consolidated financial statements.

Brooktrout, Inc.
Unaudited Condensed Consolidated Statements of Operations
(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001

Revenue	$18,798	$17,844	$37,220	$44,907

Costs and expenses:
Cost of product sold	8,732	8,449	17,530	19,644
Research and development	5,508	5,716	11,127	11,194
Selling, general and administrative	7,534	7,766	15,015	17,474
Total costs and expenses	21,774	21,931	43,672	48,312

Operating loss	(2,976)	(4,087)	(6,452)	(3,405)

Other income (expense):
Equity in loss of affiliates	—	(342)	—	(1,397)
Interest income, net and other	369	306	590	616
Total other income (expense)	369	(36)	590	(781)
Loss before income taxes	(2,607)	(4,123)	(5,862)	(4,186)
Income tax (benefit)	(1,095)	(1,388)	(2,462)	(1,021)
Loss from continuing operations	(1,512)	(2,735)	(3,400)	(3,165)

Discontinued operations:
Gain on disposal of discontinued operations, net of taxes	—	4,423	80	6,073
Net income (loss)	$(1,512)	$1,688	$(3,320)	$2,908

Income (loss) per common share:
Loss from continuing operations, basic and diluted	$(0.12)	$(0.23)	$(0.28)	$(0.26)
Net income (loss), basic and diluted	$(0.12)	$0.14	$(0.27)	$0.24

Shares for basic and diluted	12,209	12,131	12,208	12,129

See notes to unaudited condensed consolidated financial statements.

Brooktrout, Inc.
Unaudited Condensed Consolidated Statements of Comprehensive Income
(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Net income (loss)	$(1,512)	$1,688	$(3,320)	$2,908
Unrealized gains (losses) on marketable securities	18	(150)	(6)	(144)
Foreign currency translation adjustments	—	(119)	—	(115)
Comprehensive income (loss) before income tax provision (benefit)	(1,494)	1,419	(3,326)	2,649
Income tax provision (benefit)	6	(53)	(2)	(56)
Comprehensive income (loss)	$(1,500)	$1,472	$(3,324)	$2,705

See notes to unaudited condensed consolidated financial statements.

Brooktrout, Inc.
Unaudited Condensed Consolidated Statements of Cash Flows
(in thousands)

	Six Months Ended June 30,
	2002	2001
Cash flows from operating activities:
Net income (loss)	$(3,320)	$2,908
Adjustments to reconcile net income (loss) to cash provided by operating activities:
(Gain) loss on disposal of discontinued operations	705	(11,089)
Depreciation and amortization	2,195	2,605
Equity in loss of affiliates	—	1,397
Deferred income taxes	632	3,945
Increase (decrease) in cash from changes in:
Accounts receivable	(56)	12,415
Inventory	3,938	1,776
Prepaid expenses and other assets	368	439
Amortization of acquired software	726	271
Liabilities	(506)	(9,377)
Cash provided by operating activities	4,682	5,290

Cash flows from investing activities:
Proceeds from the sale of a business segment	—	4,927
Expenditures for equipment and furniture	(292)	(672)
Acquired software and other investing	—	(115)
Sales and maturities of marketable securities	3,789	1,000
Purchases of marketable securities	(4,277)	(2,534)
Cash (used in) provided by investing activities	(780)	2,606

Cash flows from financing activities:
Proceeds from the sale of common stock	179	294
Cash provided by financing activities	179	294
Increase in cash and cash equivalents	4,081	8,190
Cash and cash equivalents, beginning of period	26,218	23,294
Cash and cash equivalents, end of period	$30,299	$31,484

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

(d) Revenue Recognition

                Revenue from product sales is generally recognized upon shipment to the customers provided that persuasive evidence of an arrangement exists, the fee is fixed or determinable, delivery has occurred, and collection is considered probable. The Company records a provision for estimated sales returns and allowances on product sales in the same period as the related revenue is recorded. These estimates are based on historical sales returns, analysis of credit memo data and other known factors. The Company provides for estimated costs of warranty repairs at the time of sale of the related products. Revenue from sales to distributors is recognized on a “sell-through” basis, that is, when the distributors report to the Company that resale of the product has occurred.

 (e) Concentration of Credit Risk

                The Company sells its products to various customers in the high technology industry. The Company generally requires no collateral; however, to reduce credit risk, the Company performs ongoing credit evaluations of its customers. The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. At June 30, 2002 and December 31, 2001, 17% and 13%, respectively, of the Company’s net accounts receivable were from one customer.

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

(g) Intangible Assets

                Intangible assets include acquired technology, customer base, and trademarks associated with purchased business combinations.  Acquired technology is being amortized on a straight-line basis over five to ten years, while all other intangibles are being amortized over periods of three to five years.  Accumulated amortization at June 30, 2002 and December 31, 2001 was $6,648 and $5,882, respectively.  Intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable.

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

                Potential common shares are antidilutive for the three and six months ended June 30, 2002 and 2001 and are excluded from the calculation.  Stock options to purchase 3,539,221 and 2,681,637 shares were not included in the computation of diluted earnings per share in 2002 and 2001, respectively.

 (j) Reclassifications

                Certain amounts in the 2001 consolidated financial statements have been reclassified to conform to the 2002 presentation.

(k) Recent Accounting Pronouncements

                The Company has adopted SFAS No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets.” These pronouncements provide guidance on how to account for the acquisition of businesses and intangible assets, including goodwill, which arise from such activities. SFAS No. 141 affirms that only one method of accounting may be applied to a business combination, the purchase method. SFAS No. 141 also provides guidance on the allocation of purchase price to the assets acquired. SFAS No. 142 provides that goodwill resulting from business combinations can no longer be amortized to expense, but rather requires an annual assessment of impairment and, if necessary, adjustments to the carrying value of goodwill.  The adoption of SFAS Nos. 141 and 142 did not have a material effect on the Company's consolidated financial statements.  As of January 1, 2002, the Company had no intangible assets with indefinite useful lives.

                The Company has adopted SFAS No. 144 “Accounting for the Impairment of Disposal of Long-Lived Assets.” SFAS No. 144 establishes a single accounting model for impairment or disposal of long-lived assets, including discontinued operations. The adoption of SFAS No. 144 did not have a material effect on the Company’s consolidated financial statements and had no effect on the accounting applied to the discontinued businesses described in Note 2.

2.  Discontinued Operations

                On February 8, 2001, the Company’s Board of Directors adopted formal plans to discontinue its Brooktrout Software and Interspeed segments.

                Brooktrout Software, Inc.— On March 12, 2002, the Company and Sonexis, Inc. (“Sonexis”) reached an agreement resolving various post-closing adjustments and indemnification claims of both parties that had been asserted in connection with the sale of Brooktrout Software. As part of this agreement, the Company agreed to exchange the Sonexis shares, received by the Company as partial consideration for the sale of Brooktrout Software, for an immediate and final resolution and release of substantially all claims related to the sale of Brooktrout Software.  The Sonexis shares had been classified in the Company’s financial statements as a cost basis investment at December 31, 2001.  The effect of this settlement was a pre-tax non-cash charge to discontinued operations in the first quarter of 2002 of $943.  This pre-tax non-cash charge was substantially offset by an income tax benefit of $915.  The income tax benefit related primarily to net deferred tax liabilities, which are no longer required due to the final settlement of the transaction.  As a result, the Company recognized a net loss from discontinued operations for the six months ended June 30, 2002 of $28.  As of June 30, 2002, “Net liabilities related to discontinued operations” consists of $86 for accruals of anticipated final expenses related to Brooktrout Software.

                Interspeed, Inc.— In January 2001, the Board of Directors of Interspeed announced that it was curtailing operations and liquidating the remaining assets for the benefit of creditors.  The Company is a creditor of Interspeed.  In the three months ended March 31, 2002, the Company received net proceeds from the Interspeed creditors’ trust of $238.  These proceeds, net of income tax expense of $130, resulted in a net gain from discontinued operations for the six months ended June 30, 2002, of $108.  As of June 30, 2002, “Net liabilities related to discontinued operations” consists of $192 of anticipated final expenses associated with the Interspeed business.

                Details of the gain on disposal, and basic and diluted per share amounts for discontinued operations are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
Gain (loss) on disposal of discontinued operations:	2002	2001	2002	2001
Brooktrout Software, net of income tax expense of $3,984 in the three months ended June 30, 2001, and income tax expense (benefit) of ($915) and $5,017 in the six months ended June 30, 2002 and 2001, respectively	$—	$4,423	$(28)	$6,073
Interspeed, net of income tax expense of $130 in 2002	—	—	108	—
Total gain on disposal of discontinued operations	$—	$4,423	$80	$6,073

Gain on disposal per common share:
Basic and diluted	$—	$0.36	$0.01	$0.50

3.  Inventory

                Inventory consisted of the following at:

	June 30, 2002	December 31, 2001
Raw materials	$961	$3,763
Work in process	1,292	621
Finished goods	5,763	7,570
Total	$8,016	$11,954

4.  Equipment and Furniture

                Equipment and furniture consisted of the following at:

	June 30, 2002	December 31, 2001
Computer equipment	$8,067	$7,987
Furniture and office equipment	9,015	8,805
Total equipment and furniture	17,082	16,792
Less accumulated depreciation and amortization	(13,083)	(11,656)
Total equipment and furniture, less accumulated depreciation and amortization	$3,999	$5,136

5.  Bank Line of Credit

                For the period ended June 30, 2002 the Company had a line of credit under which it could borrow up to $5,000 on a secured basis, subject to compliance with certain covenants. Any amounts borrowed under the line of credit bear interest at the lender’s prime rate. As of June 30, 2002, letters of credit issued against the Company’s existing line totaled $1,000, representing the collateral required for certain lease obligations. Other than the issuance of letters of credit, there have been no borrowings under the line during the past three years.  The line of credit expired at the end of June 2002.  The Company is currently in the process of renewing the line of credit and anticipates that the line of credit will be renewed on substantially the same terms as the existing line of credit.

6.  Income Taxes

                The Company’s tax provision in 2002 is based on the estimated effective tax rate for the full year. The Company’s effective tax benefit rate on continuing operations was 42% for the six months ended June 30, 2002.  The Company received a tax refund of $4,393 during the six months ended June 30, 2002.

7.  Investments

                The Company has an investment in Pelago Networks, Inc. (“Pelago”), which it has previously accounted for under the equity method of accounting.  The Company’s investment in Pelago had been written down to zero as of December 31, 2001 as the Company recognized its share of Pelago’s losses.  The Company has no further funding commitment and has ceased recording its share of Pelago’s losses.  In the three months ended March 31, 2002, Pelago closed on an additional round of equity financing of its Series B preferred shares in which the Company did not participate.  As a result of this financing, the Company’s ownership percentage was reduced below 20% and the Company now accounts for this investment on the cost method basis.

                In the six months ended June 30, 2002, the reduction in the value of investments was due to the preferred equity securities that constituted the Company’s investment in Sonexis being exchanged with Sonexis as part of the settlement discussed in Note 2.

8.  Segment Reporting

                Prior to its February 8, 2001 decision to discontinue its Brooktrout Software and Interspeed segments, the Company was organized and reported the results of its operations in the following three business segments: Brooktrout Technology, Brooktrout Software and Interspeed. As a result of its decision to discontinue Brooktrout Software and Interspeed, the Company’s continuing operations represent one reportable segment. The remaining segment, Brooktrout Technology, provides enabling technologies that allow customers to deliver voice, fax and data solutions for the electronic communications market (See Note 2).

                Product Sales—Brooktrout Technology’s products are sold for applications in the New Network™ and for applications in Today’s Network. Today’s Network involves core technologies and platforms that are primarily used in business premise products such as fax, LAN fax, and voice mail. The New Network applications expand the capabilities of communications networks to allow data, voice and fax information to be distributed using packet-based data networks, such as the Internet, for portions of the transmission and also allow information to be distributed using the traditional circuit-switched telephone network. For the three months ended June 30, 2002, sales of products for use in the New Network accounted for approximately 36% of total revenue as compared to 33% of total revenue in the three months ended June 30, 2001.  For the six months ended June 30, 2002, sales of products for use in the New Network accounted for approximately 35% of total revenue as compared to 44% of total revenue for the six months ended June 30, 2001.

                Major Customers—One customer accounted for approximately 15% and 16% of revenue for the three months ended June 30, 2002 and 2001, respectively. The same customer accounted for approximately 14% and 10% of revenue for the six months ended June 30, 2002 and 2001, respectively.  A different customer represented 12% of sales for the six months ended June 30, 2001; however, revenue from this customer represented less than 1% of total revenue for the six months ended June 30, 2002.

                International Sales—International sales, principally exports from the United States, accounted for approximately 19% and 24% of revenue for the three months ended June 30, 2002 and 2001, respectively, and approximately 20% of revenue for the six months ended June 30, 2002 and 2001.

9.  Contingencies

                Litigation—The Company is a party to a number of legal actions that have arisen in the normal course of business.  The Company, taking into account advice of counsel, does not believe the eventual outcome of these matters will have a material effect on the Company's consolidated financial condition or results of operations.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995

                This quarterly report on Form 10-Q contains certain statements that are “forward-looking statements” as that term is defined under the Private Securities Litigation Reform Act of 1995 and releases issued by the Securities and Exchange Commission. The words “believes,” “expects,” “anticipates,” “intends,” “estimates,” “assumes,” “will,” “should” and other expressions that are predictions of or indications of future events and trends and that do not relate to historical matters, identify forward-looking statements.  You should not rely on forward-looking statements because they involve known and unknown risks, uncertainties and other factors, some of which are beyond the control of Brooktrout, Inc. (the “Company” or “Brooktrout”), which may cause the actual results, performance or achievements of the Company to differ materially from anticipated future results, performance or achievements expressed or implied by such forward-looking statements. These forward-looking statements were based on information, plans, and estimates at the date of this document and the Company undertakes no obligation to update any forward-looking statement, whether as a result of new information, future events or otherwise.  In particular, (i) our revenue would be materially adversely affected if our largest customer does not continue to provide more than 10% of our overall revenue; (ii) the Company could be adversely affected if gross margins for the next several quarters do not remain similar to the gross margin for the quarter ended June 30, 2002, as expected; (iii) the Company’s financial condition and results of operations could be adversely affected if actual expenses for research and development and selling, general and administrative expenses are higher or lower than expected; (iv) the Company could be adversely affected if not successful in renewing its line of credit or if the line of credit is not renewed on as favorable terms as the existing line of credit; and (v) the Company could be adversely affected in the event that future operations do not generate sufficient taxable income to realize the deferred tax assets.

                The future operating results and performance trends of the Company may be affected by a number of factors, including, without limitation, risks related to the following: (i) the downturn in the economy generally, and the slowdown in the telecommunications sector in particular; (ii) market growth, market acceptance of the Company’s products and product demand; (iii) rapid changes in technology and the evolution of the telecommunications hardware and software market; and (iv) the impact of competition. In addition to the foregoing, the Company’s actual future results could differ materially from those projected in the forward-looking statements as a result of the “Risk Factors” set forth herein and in the Company’s various filings with the Securities and Exchange Commission and of changes in general economic conditions and changes in the assumptions used in making such forward-looking statements.

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

                Prior to February 8, 2001, the Company was organized and reported the results of its operations in three operating segments, Brooktrout Technology, Inc. (“Brooktrout Technology”), Brooktrout Software, Inc. (“Brooktrout Software”), and Interspeed, Inc. (“Interspeed”). On February 8, 2001, the Company’s Board of Directors adopted formal plans to discontinue its Brooktrout Software and Interspeed segments. Accordingly, the Company has accounted for these businesses as discontinued operations. (See Note 2 to condensed consolidated financial statements).  The following discussion relates to the Company’s results from continuing operations.

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

                The Company’s revenue recognition policy requires that revenue generally be recognized at the time of shipment to customers if there is persuasive evidence that an arrangement exists, the price is fixed or determinable, delivery has occurred, and collection is considered probable. The Company recognizes revenue from sales to two-tiered distributors of the Company’s products when the distributor has sold the products to their customers. The Company records a provision for estimated sales returns and allowances on product sales in the same period as the related revenue is recorded. These estimates are based on historical sales returns, analysis of credit memo data and other known factors. Actual results could differ from these estimates.

                As the Company adheres to its concentration of credit risk policy, management makes estimates concerning the realizable value of accounts receivable assets. The current and future economic environment affects these estimates. The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. If the financial condition of Brooktrout’s customers were to deteriorate, additional allowances would likely be required.

                As the Company adheres to its inventory valuation policy, management makes estimates concerning the realizable value of inventory. The current and future economic environment affects these estimates. The Company reduces the value of its inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required.

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

                The carrying value of the Company’s deferred tax assets assumes that the Company will be able to generate sufficient future taxable income in certain tax jurisdictions, based on estimates and assumptions. If these estimates and related assumptions change in the future, the Company may be required to record valuation allowances against its deferred tax assets, resulting in additional income tax expense in the Company’s consolidated statement of operations. Management evaluates the realizability of the deferred tax assets and assesses the need for valuation allowances quarterly.

                The Company recorded estimates for expenses associated with Brooktrout Software, along with the expenses related to Interspeed, as liabilities associated with discontinued operations. (See Note 2 to condensed consolidated financial statements). These estimates are based on certain judgments by management about the likelihood of future events and any amounts expected to be paid. If actual results differ from these estimates, an adjustment to the amounts recorded as liabilities could be required in future periods.

Three Months Ended June 30, 2002 and 2001
(in thousands)

                Revenue for the three months ended June 30, 2002 increased by approximately 5% to $18,798, up from $17,844 for the three months ended June 30, 2001. The increase in revenue resulted primarily from sales of products for applications in the New Network, specifically those sold to enterprise customers for messaging applications. For the three months ended June 30, 2002, sales of products for applications in the New Network accounted for approximately 36% of total revenue, as compared to 33% of total revenue for the three months ended June 30, 2001.

                Revenue from one customer accounted for approximately 15% of total revenue for the three months ended June 30, 2002, compared to 16% from this same customer for the three months ended June 30, 2001. The Company expects that revenue from this customer will continue to be greater than 10% of total revenue for the foreseeable future.

                Cost of product sold was $8,732, or 46% of revenue, for the three months ended June 30, 2002, compared to $8,449, or 47% of revenue, for the three months ended June 30, 2001. Gross margin percent for the three months ended June 30, 2002 was 54% compared with 53% for the three months ended June 30, 2001. The higher gross margin percent in 2002 was primarily due to an increase in higher margin products sold together with a reduction in the manufacturing costs for certain products through identification of alternative manufacturing sources.  The Company expects that the gross margin for the next several quarters will be similar to the gross margin for the three months ended June 30, 2002.

                Research and development expense was $5,508, or 29% of revenue, for the three months ended June 30, 2002, compared with $5,716, or 32% of revenue, for the three months ended June 30, 2001.  The decline in this expense is primarily the result of reduced spending for consulting, contract labor and variable incentive compensation. The Company’s continuing development efforts are focused on hardware and software that make up its network interface products, media processing products, messaging products and IP telephony products. The Company intends to continue to commit significant resources to product development and would expect that research and development expense in 2002 would be similar to the 2001 spending.

                Selling, general and administrative expense was $7,534, or 40% of revenue, for the three months ended June 30, 2002, compared with $7,766, or 44% of revenue, for the three months ended June 30, 2001. The decline in this expense is primarily the result of reduced spending for variable incentive compensation, advertising and promotions. The Company expects that selling, general and administrative expense in 2002 will be similar to the 2001 spending.

                There was no equity in loss of affiliates for the three months ended June 30, 2002, as compared to $342 of equity in loss of affiliates from both Pelago Networks, Inc. (“Pelago”) and Telchemy, Incorporated (“Telchemy”) for the three months ended June 30, 2001. The Company’s investment in Pelago had been written down to zero as of December 31, 2001, and since the Company has no further funding commitment, it has ceased recording its share of Pelago’s losses. The Company will not recognize additional losses related to Telchemy, as the Company disposed of its equity interest in Telchemy on December 31, 2001.

                Interest income, net and other was $369 for the three months ended June 30, 2002, as compared with $306 for the three months ended June 30, 2001. The increase in interest income, net and other was the result of an increase in cash and marketable securities balances, as well as gains of $81 from favorable Euro currency exchange rates during the three months ended June 30, 2002.

                The effective tax benefit rate was 42% for the three months ended June 30, 2002. For the three months ended June 30, 2001, the effective tax expense rate was 34%. This tax rate for the second quarter of 2001 was the result of treating equity in loss of affiliates expense as a non-deductible item in the income tax provision calculation. Excluding the impact of equity in loss of affiliates, the effective tax expense rate would have been 37% for the three months ended June 30, 2001.

Six Months Ended June 30, 2002 and 2001
(in thousands)

                Revenue for the six months ended June 30, 2002 decreased by approximately 17% to $37,220, compared to $44,907 for the six months ended June 30, 2001. The decline in revenue resulted primarily from the overall economic slowdown in the United States and international economies and, in particular, the softening in the telecommunications market. The slowdown the Company is experiencing extends across most product lines and markets.  Sales of products for applications in the New Network, specifically those sold to OEMs for use by large service providers, have declined most significantly for the six months ended June 30, 2002, even though New Network sales increased during the three months ended June 30, 2002. For the six months ended June 30, 2002, sales of products for applications in the New Network accounted for approximately 35% of total revenue, as compared to 44% of total revenue for the six months ended June 30, 2001.

                Revenue from one customer accounted for approximately 14% of total revenue for the six months ended June 30, 2002, compared to 10% from this same customer for the six months ended June 30, 2001. The Company expects that revenue from this customer will continue to be greater than 10% of total revenue for the foreseeable future. A different customer represented 12% of sales for the six months ended June 30, 2001; however, revenue from this customer represented less than 1% of total revenue for the six months ended June 30, 2002. For the foreseeable future, the Company expects that revenue from this customer will continue to be significantly less than that of prior years.

                Cost of product sold was $17,530, or 47% of revenue, for the six months ended June 30, 2002, compared to $19,644, or 44% of revenue, for the six months ended June 30, 2001. Gross margin percent for the six months ended June 30, 2002 was 53% compared with 56% for the six months ended June 30, 2001. The lower gross margin percent for the six months ended June 30, 2002, was primarily due to unabsorbed manufacturing expenses along with the reduction in higher margin products sold for the six months ended June 30, 2002, even though the sales of higher margin products increased during the three months ended June 30, 2002.  The

Company’s manufacturing expenses, which are primarily fixed, represented a larger percentage of cost of product sold in 2002 in comparison to 2001.

                Research and development expense was $11,127, or 30% of revenue, for the six months ended June 30, 2002, compared with $11,194, or 25% of revenue, for the six months ended June 30, 2001.  A decrease in spending for consulting, contract labor and variable incentive compensation was partially offset by an increase in expenses associated with new product design and testing.  The Company’s continuing development efforts are focused on hardware and software that make up its network interface products, media processing products, messaging products and IP telephony products.

                Selling, general and administrative expense was $15,015, or 40% of revenue, for the six months ended June 30, 2002, compared with $17,474, or 39% of revenue, for the six months ended June 30, 2001. The decline in dollars spent is primarily the result of reduced spending for variable incentive compensation, consulting and contract labor, advertising and promotion expenses, travel and entertainment expenses, employee recruiting expenses, and expendable materials and supplies.

                There was no equity in loss of affiliates for the six months ended June 30, 2002, as compared to $1,397 of equity in loss of affiliates from both Pelago and Telchemy for the six months ended June 30, 2001.

                Interest income, net and other was $590 for the six months ended June 30, 2002, as compared with $616 for the six months ended June 30, 2001. The decrease in interest income, net and other was the result of a decline in short-term interest rates, which offset the favorable impact that increased cash and marketable securities balances had on interest income.

                The effective tax benefit rate was 42% for the six months ended June 30, 2002. For the six months ended June 30, 2001, the effective tax expense rate was 24%. This tax rate for the six months ended June 30, 2001 was the result of treating equity in loss of affiliates expense as a non-deductible item in the income tax provision calculation. Excluding the impact of equity in loss of affiliates, the effective tax expense rate would have been 37% for the six months ended June 30, 2001.

Liquidity and Capital Resources
(in thousands)

                For the six months ended June 30, 2002, the Company funded its operations principally through cash provided by operating activities. Cash provided by operating activities for the six months ended June 30, 2002 was $4,682 and was generated primarily from tax refunds received of $4,393.  Cash used in investing activities for the six months ended June 30, 2002 was $780 and consisted of purchases of marketable securities and capital equipment.  Working capital increased to $55,856 at June 30, 2002 from $54,701 at December 31, 2001.

                For the period ended June 30, 2002, the Company had a line of credit under which it could borrow up to $5,000 on a secured basis, subject to compliance with certain covenants. Any amounts borrowed under the line of credit bear interest at the lender’s prime rate. As of June 30, 2002, letters of credit issued against the Company’s existing line totaled $1,000, representing the collateral required for certain lease obligations. Other than the issuance of letters of credit, there have been no borrowings under the line during the past three years.  The line of credit expired at the end of June 2002.  The Company is currently in the process of renewing the line of credit and anticipates that the line of credit will be renewed on substantially the same terms as the existing line of credit.

                The Company believes that the current economic conditions will continue during this year and as a result, expects to have a loss from continuing operations for the year ending December 31, 2002. During the twelve months ended December 31, 2001, the Company had an operating loss of $9,460, but during the same period increased its cash and marketable securities balances by $12,138, of which $4,927 was from the sale of Brooktrout Software. The Company believes available cash resources will support its operations and capital needs for at least the next twelve months, and if the current economic climate worsens beyond the next twelve months, the Company may need to utilize funds available under the renewed line of credit or seek other sources of financing.  In the event that the line of credit is not renewed, the Company may also be required to seek other sources of financing. The terms of any future equity financings may be dilutive to the Company’s stockholders and the terms of any future debt financings may contain restrictive covenants, which could limit the Company’s ability to pursue certain courses of action.  It is possible that, should the need arise, the Company will not be able to obtain additional financing, or that the financing made available to the Company will not be on acceptable terms.

                For the six months ended June 30, 2002, the Company purchased approximately $292 in equipment. The Company currently has no material commitments for additional capital expenditures.

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

                As a result of recent unfavorable economic conditions affecting most technology sectors and the telecommunications sector in particular, many of our customers are aggressively increasing efficiency in their supply chains and reducing inventory levels. Additionally, we expect the growth of data traffic and the use of the Internet will continue to have a significant impact on traditional voice networks, which is driving the convergence of data and telephony and giving rise to the demand for New Network applications. We cannot be sure what the rate of such convergence will be due to the slowdown in the communications industry and the resulting decrease in spending by our customers. The current economic conditions have adversely impacted the Company’s business and operating results, including a reduction in revenue of $7,687,000 for the six months ended June 30, 2002, or 17% compared to the six months ended June 30, 2001. If current economic conditions continue for an extended period of time or worsen, or if a wider economic slowdown occurs, the Company may experience additional adverse effects on its business, operating results, and financial condition. Specifically, as the rate at which the Company’s customers order products decreases, the more likely it is that current inventories will be exposed to technological obsolescence, thus requiring the Company to reduce the value of that inventory on the balance sheet.

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

                The Company’s operating results are likely to fluctuate in the future due to a variety of factors, many of which are outside of its control. If the Company’s operating results do not meet the expectations of securities analysts, the trading price of the Company’s common stock could significantly decline. This may cause the value of your investment in the Company to decline. In addition, the value of your investment could be impacted by investor perception of the Company’s industry or its prospects generally, independent of the operating performance of the Company. Some of the factors that could affect the Company’s operating results or impact the market price of the common stock include:

•	the Company’s ability to cope with difficult conditions in the economy in general, and the telecommunications market in particular;
•	the Company’s ability to formulate and implement effective strategies to respond to changing market requirements and conditions;
•	cancellation or rescheduling of orders for the Company’s products;
•	the Company’s ability to collect accounts receivable from customers that have been adversely impacted by the difficult economic conditions;
•	the Company’s ability to develop, manufacture, market and support its products and product enhancements;
•	the timing and number of orders for the Company’s products, which have historically been weighted more heavily toward the last month of each quarter and the second and fourth quarters of each year;
•	the Company typically experiences lower revenue in the third quarter, due to customer summer vacation schedules, particularly in Europe, and to a lesser extent, the first quarter of each year;
•	the Company’s ability to hire, train and retain key management, sales and marketing and engineering personnel;
•	announcements or technological innovations by the Company’s competitors or in competing technologies;
•	the Company’s ability to obtain sufficient supplies of sole or limited source components for the Company’s products;
•	a decrease in the average selling prices of the Company’s products;
•	changes in costs of components that the Company includes in its products;
•	the mix of products that the Company sells and the mix of distribution channels through which they are sold; and
•	a decrease in the demand for the Company’s common stock.

                Due to these and other factors, revenue, expenses and results of operations could vary significantly in the future, and period-to-period comparisons should not be relied upon as indications of future performance.

The Company has historically derived a significant portion of its revenue from a small number of customers.

                The Company’s failure to generate as much revenue as expected from what has historically been a relatively small number of customers or the failure of these customers to purchase the Company’s products could seriously harm the Company’s business. One customer accounted for approximately 15% of the Company’s revenue for the three months ended June 30, 2002, compared to 16% for the three months ended June 30, 2001. The loss of any one of the Company’s major customers or the delay of significant orders from such customers, even if only temporary, has or could reduce or delay the Company’s revenue, could harm the Company’s reputation in the industry and could reduce the Company’s ability to accurately predict cash flow, and, as a consequence, could seriously harm the Company’s business, financial condition and results of operations.

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

                The telecommunications hardware and software market is characterized by:

•	rapid technological advances;
•	evolving industry standards;
•	changes in customer requirements;
•	frequent new product introductions;
•	declining prices;
•	intense competition; and
•	evolving offerings by telecommunications service providers.

                The Company believes that its future success will depend, in part, on its ability to offer products that address the sophisticated and varied needs of its current and prospective customers and to respond to technological advances and evolving industry standards on a timely and cost-effective basis. The Company intends to continue to invest significantly in product and technology development. The development of new or enhanced products is a complex and uncertain process. The Company may experience design, manufacturing, marketing and other difficulties that could delay or prevent its development, introduction or marketing of new products and enhancements. The Company may also not be able to incorporate new technologies on a cost-effective or timely basis. This may result in unexpected expenses. Additionally, the Company may need to reduce its prices to remain competitive, which could affect its profitability. The introduction of new or enhanced products also requires that the Company manage the transition from older products so as to minimize the disruption to customers and ensure that adequate supplies of new products can be delivered to meet anticipated customer demand. The Company’s inability to develop on a timely basis new products or enhancements to existing products, or the failure of such new products or enhancements to achieve market acceptance, could have a material adverse effect on the Company’s business, financial condition and results of operations.

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

                In addition, the Board of Directors adopted a Shareholder Rights Plan in September 1998.  These provisions discourage potential takeover attempts and the ability of stockholders to change management and the Board of Directors. These anti-takeover measures could adversely affect the market price of the Company’s common stock. In addition, even if you desired to participate in a tender offer, change of control or takeover attempt of the Company that the Company’s management and Board of Directors opposed, these provisions may prevent you from doing so.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

                The Company’s exposure to market risk from changes in interest rates and currency exchange rates has not changed materially from its exposure at year-end 2001. The Company’s market risk associated with investments in equity securities of privately held technology companies was reduced in 2002 since the investment in the preferred equity securities that constituted the Company’s investment in Sonexis was exchanged with Sonexis as part of the settlement discussed in Note 2 to the condensed consolidated financial statements.

PART II.  OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

On May 9, 2002, the Company held its 2002 Annual Meeting of Stockholders (the “Annual Meeting”). At the Annual Meeting, stockholders of the Company were asked to consider proposals (the “Proposals”) (i) to elect two Class I directors, each to serve for a three-year term until the 2005 annual meeting of stockholders and until his successor is duly elected and qualified; (ii) to ratify the selection of Deloitte & Touche LLP as the Company’s independent auditors for the fiscal year ending December 31, 2002; and (iii) to consider and act upon any other matters that may properly be brought before the annual meeting and any adjournments or postponements thereof.

With regard to the election of directors, David L. Chapman and David W. Duehren were nominated to serve as Class I Directors of the Company until the 2005 annual meeting.  The other directors of the Company whose terms of office as directors continued after the Annual Meeting are as follows:  W. Brooke Tunstall (Class II Director), Robert G. Barrett (Class III Director) and Eric R. Giler (Class III Director).

With respect to the Proposals, the stockholders of the Company voted at the Annual Meeting as hereinafter described.  By a vote of 10,549,165 votes of Common Stock in favor of David L. Chapman, a plurality of the eligible votes, and 1,095,031 votes withheld for Mr. Chapman, Mr. Chapman was elected as a Class I Director of the Company.  By a vote of 10,978,752 votes of Common Stock in favor of David W. Duehren, a plurality of the eligible votes, and 665,444 votes withheld for Mr. Duehren, Mr. Duehren was elected as a Class I Director of the Company.

The stockholders of the Company ratified and approved the selection of Deloitte & Touche LLP as the Company’s independent auditors for the current fiscal year by a vote of 11,523,898 votes in favor, in excess of a majority of eligible votes, with 107,896 votes against and 12,402 votes abstaining.

Item 6.  Exhibits and Reports on Form 8-K

                (a) Exhibits

99.1                           Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

99.2                           Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K

      None.

 SIGNATURES

                Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BROOKTROUT, INC.

Date: August 14, 2002	By:	/s/ ERIC R. GILER
Eric R. Giler President (Principal Executive Officer)

Date: August 14, 2002	By:	/s/ ROBERT C. LEAHY
Robert C. Leahy Vice President of Finance and Operations (Principal Financial and Accounting Officer)

EXHIBIT INDEX

99.1                           Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

99.2                           Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.