Form 10-Q
period 2002-09-30
BROOKTROUT INC
filed 2002-11-15
CIK 754516

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from         to

Commission File No. 000-20698

BROOKTROUT, INC.
(Exact name of registrant as specified in its charter)

Massachusetts	04-2814792
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification number)

250 First Avenue Needham, Massachusetts	02494-2814
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code: (781) 449-4100

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

As of October 15, 2002, 12,244,217 shares of common stock, $.01 par value per share, were outstanding.

BROOKTROUT, INC.
FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2002

“BROOKTROUT” and the “NEW NETWORK” are trademarks or registered trademarks of Brooktrout, Inc.

PART I.    FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements

Brooktrout, Inc.
Unaudited Condensed Consolidated Balance Sheets
(in thousands, except share and per share data)

	September 30, 2002	December 31, 2001
ASSETS
Current assets:
Cash and cash equivalents	$33,315	$26,218
Marketable debt securities	8,933	11,907
Accounts receivable (less allowances of $1,770 in 2002 and $2,074 in 2001)	8,191	8,870
Inventory	7,027	11,954
Income tax receivable	5,049	4,635
Deferred tax assets	8,200	9,168
Prepaid expenses	847	1,022
Total current assets	71,562	73,774

Equipment and furniture, less accumulated depreciation and amortization	3,575	5,136
Deferred tax assets	6,746	6,981
Intangible assets, less accumulated amortization	7,795	8,944
Investment	—	1,451
Other assets	1,675	2,601
Total assets	$91,353	$98,887

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$4,931	$6,436
Accrued expenses	6,603	7,303
Accrued compensation and commissions	2,348	2,858
Customer deposits	692	697
Accrued warranty costs	469	789
Net liabilities related to discontinued operations	155	990
Total current liabilities	15,198	19,073

Deferred rent	201	242
Total liabilities	15,399	19,315

Stockholders’ equity:
Preferred stock, $1.00 par value; authorized, 100,000 shares; issued and outstanding, none	—	—
Common stock, $0.01 par value; authorized, 40,000,000 shares; issued and outstanding 12,499,601 shares in 2002 and 12,462,242 in 2001	125	125
Additional paid-in capital	64,021	63,841
Notes receivable — officers	(11,760)	(11,760)
Accumulated other comprehensive loss	(48)	(52)
Retained earnings	27,376	31,178
Treasury stock, 255,384 shares in 2002 and 2001, at cost	(3,760)	(3,760)
Total stockholders’ equity	75,954	79,572
Total liabilities and stockholders’ equity	$91,353	$98,887

See notes to unaudited condensed consolidated financial statements.

Brooktrout, Inc.
Unaudited Condensed Consolidated Statements of Operations
(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001

Revenue	$18,510	$17,213	$55,730	$62,120

Costs and expenses:
Cost of product sold	8,223	8,268	25,753	27,912
Research and development	4,576	5,171	15,703	16,365
Selling, general and administrative	6,937	7,661	21,952	25,135
Total costs and expenses	19,736	21,100	63,408	69,412

Operating loss	(1,226)	(3,887)	(7,678)	(7,292)

Other income (expense):
Equity in loss of affiliates	—	(3,081)	—	(4,478)
Interest income, net and other	175	312	765	928
Total other income (expense)	175	(2,769)	765	(3,550)
Loss before income taxes	(1,051)	(6,656)	(6,913)	(10,842)
Income tax benefit	(422)	(1,468)	(2,884)	(2,489)
Loss from continuing operations	(629)	(5,188)	(4,029)	(8,353)

Discontinued operations:
Gain on disposal of discontinued operations, net of taxes	147	—	227	6,073
Net loss	$(482)	$(5,188)	$(3,802)	$(2,280)

Loss per common share:
Loss from continuing operations, basic and diluted	$(0.05)	$(0.43)	$(0.33)	$(0.69)
Net loss, basic and diluted	$(0.04)	$(0.43)	$(0.31)	$(0.19)

Shares for basic and diluted	12,244	12,171	12,220	12,143

See notes to unaudited condensed consolidated financial statements.

Brooktrout, Inc.
Unaudited Condensed Consolidated Statements of Comprehensive Income
(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Net loss	$(482)	$(5,188)	$(3,802)	$(2,280)
Other comprehensive income:
Unrealized gains (losses) on marketable debt securities, net of applicable taxes	8	(1)	4	(89)
Foreign currency translation adjustments	—	245	—	130
Other comprehensive income	8	244	4	41
Comprehensive loss	$(474)	$(4,944)	$(3,798)	$(2,239)

See notes to unaudited condensed consolidated financial statements.

Brooktrout, Inc.
Unaudited Condensed Consolidated Statements of Cash Flows
(in thousands)

	Nine Months Ended September 30,
	2002	2001
Cash flows from operating activities:
Net loss	$(3,802)	$(2,280)
Adjustments to reconcile net loss to cash provided by operating activities:
Loss (gain) on disposal of discontinued operations	469	(11,090)
Depreciation and amortization	3,191	3,929
Amortization of acquired software	876	280
Equity in loss of affiliates	—	4,478
Deferred income taxes	682	4,093
Tax refund received	4,393	—
Increase (decrease) in cash from changes in:
Accounts receivable	679	13,394
Inventory	4,927	3,912
Prepaid expenses, income tax receivable and other assets	(4,169)	(1,056)
Current and other liabilities	(2,832)	(8,693)
Cash provided by operating activities	4,414	6,967

Cash flows from investing activities:
Purchases of investments	—	(1,525)
Proceeds from the sale of a business segment	—	4,927
Expenditures for equipment and furniture	(481)	(940)
Acquired software	—	(444)
Sales and maturities of marketable securities	12,762	1,994
Purchases of marketable securities	(9,778)	(6,475)
Cash provided by (used in) investing activities	2,503	(2,463)

Cash flows from financing activities:
Proceeds from the sale of common stock	180	294
Cash provided by financing activities	180	294
Increase in cash and cash equivalents	7,097	4,798
Cash and cash equivalents, beginning of period	26,218	23,294
Cash and cash equivalents, end of period	$33,315	$28,092

See notes to unaudited condensed consolidated financial statements.

Brooktrout, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(in thousands, except share and per share data)

1. Description of Business and Summary of Significant Accounting Policies and Practices

(a) Description of Business

Brooktrout, Inc. (the “Company” or “Brooktrout”) develops, manufactures and sells hardware and software products that enable the development of communications applications and systems in five targeted markets, including enhanced services platforms, wireless infrastructure, voice over packet gateways and switches, unified communications, and contact centers. The Company sells its products to system vendors, service providers, enterprise customers, original equipment manufacturers (“OEMs”), and value-added resellers (“VARs”), both domestically and internationally, through a direct sales force and a two-tiered distribution system. Prior to February 8, 2001, the Company was organized and reported the results of its operations in the following three business segments: Brooktrout Technology, Inc. (“Brooktrout Technology”), Brooktrout Software, Inc. (“Brooktrout Software”), and Interspeed, Inc. (“Interspeed”). These segments were differentiated based upon the products provided to the marketplace, the customers served, and the distribution channels utilized. Two of these segments have been discontinued and are classified as discontinued operations for the periods presented in these condensed consolidated financial statements. (See Note 2). Following the discontinuance of the Brooktrout Software and Interspeed segments, the Company’s operations consist of one reportable segment, Brooktrout Technology.  Disclosures included herein pertain to the Company’s continuing operations unless noted otherwise.

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

(d) Revenue Recognition

Revenue from product sales is generally recognized upon shipment to the customer (which constitutes delivery), provided that persuasive evidence of an arrangement exists, the fee is fixed or determinable, and collection is reasonably assured.  To the extent that one or more of these conditions is not met, which has occurred from time to time, revenue is deferred until such time as all four conditions are satisfied.  Revenue from sales to distributors is recognized on a “sell-through” basis, that is, when the distributors report to the Company that resale of the product to the ultimate customer of the distributor in question has occurred.  If the Company receives a payment from a customer prior to meeting all of the above revenue recognition criteria, the payment is recorded as a customer deposit or deferred revenue.  The Company generally records a provision for estimated sales returns and allowances on product sales in the same period as the related revenue is recorded.  These estimates are based on historical sales returns, analysis of credit memo data and other known factors.  The Company provides for estimated costs of warranty repairs at the time revenue is recognized.

(e) Concentration of Credit Risk

The Company sells its products to various customers in the high technology industry. The Company generally requires no collateral; however, to reduce credit risk, the Company performs ongoing credit evaluations of its customers. The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. At September 30, 2002 and December 31, 2001, 12% and 13%, respectively, of the Company’s net accounts receivable were from one customer.

(f) Inventory

Inventory is carried at the lower of cost or market. Cost is determined using the first-in, first-out method for all inventories. The Company reduces the value of its inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions.

(g) Intangible Assets

Intangible assets include acquired technology, customer base, and trademarks associated with purchased business combinations.  Acquired technology is being amortized on a straight-line basis over ten years, while all other intangibles are being amortized over periods of three to five years.  Accumulated amortization at September 30, 2002 and December 31, 2001 was $7,031 and $5,882, respectively.  Intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable.

(h) Income Taxes

Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to operating loss carry forwards, along with the differences between the financial statement carrying value of existing assets and liabilities and their respective tax bases. These assets and liabilities are measured using the enacted tax rates and laws that are expected to be in effect at the time the differences are expected to reverse.  The Company believes that it is more likely than not that future operations will generate sufficient taxable income to realize the deferred tax assets.

(i) Earnings Per Share

Basic earnings per common share is computed using the weighted average number of common shares outstanding during each period. Diluted earnings per common share is calculated by dividing net income by the sum of the weighted average number of common shares outstanding and all additional common shares that would have been outstanding if potentially dilutive securities had been issued, using the treasury method.

Potential common shares are antidilutive for the three and nine months ended September 30, 2002 and September 30, 2001 and are therefore excluded from the calculation.  Stock options to purchase 3,531,200 and 2,323,183 shares were not included in the computation of diluted earnings per share in 2002 and 2001, respectively.

(j) Reclassifications

Certain amounts in the 2001 consolidated financial statements have been reclassified to conform to the 2002 presentation.

(k) Recent Accounting Pronouncements

The Company has adopted Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets.” These pronouncements provide guidance on how to account for the acquisition of businesses and intangible assets, including goodwill, which arise from such activities. SFAS No. 141 affirms that only one method of accounting may be applied to a business combination, the purchase method. SFAS No. 141 also provides guidance on the allocation of purchase price to the assets acquired. SFAS No. 142 provides that goodwill and intangible assets with indefinite useful lives resulting from business combinations can no longer be amortized to expense, but rather requires an annual assessment of impairment and, if necessary, adjustments to the carrying value of goodwill.  The adoption of SFAS Nos. 141 and 142 did not have a material effect on the Company’s consolidated financial statements.  As of January 1, 2002, the Company had no intangible assets with indefinite useful lives.

The Company has adopted SFAS No. 144, “Accounting for the Impairment of Disposal of Long-Lived Assets.” SFAS No. 144 establishes a single accounting model for impairment or disposal of long-lived assets, including discontinued operations.  The adoption of SFAS No. 144 did not have a material effect on the Company’s consolidated financial statements and had no effect on the accounting applied to the discontinued businesses described in Note 2.  The Company will continue to account for and present discontinued operations relative to these businesses in accordance with Accounting Principles Board (“APB”) 30.

In April 2002, the Financial Accounting Standard Board (“FASB”) issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections.” SFAS No. 145 updates, clarifies and simplifies certain accounting pronouncements.  The Company will adopt SFAS No. 145 on January 1, 2003.  The Company does not expect that the adoption of SFAS No. 145 will have a material impact on the Company’s operations or financial position.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” This pronouncement is effective for exit or disposal activities that are initiated after December 31, 2002, and requires these costs to be recognized when the liability is incurred and not at project initiation.  The Company is reviewing the provisions of SFAS No. 146, but does not expect that it will have a material impact on Company’s the financial statements.

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

As of September 30, 2002, the Company has determined that it has no remaining liabilities related to Brooktrout Software.  For the three months ended September 30, 2002, the Company recognized a pre-tax gain from discontinued operations of $86 to reduce “Net liabilities related to discontinued operations,” with respect to Brooktrout Software, to zero.

Interspeed, Inc.— In January 2001, the Board of Directors of Interspeed announced that it was curtailing operations and liquidating the remaining assets for the benefit of creditors.  The Company is a creditor of Interspeed.  The Company received net proceeds from the Interspeed creditors’ trust of $118 and $364 during the three and nine months ended September 30, 2002, respectively.  These proceeds resulted in an after tax net gain from discontinued operations of $91 and $199 for the three and nine months ended September 30, 2002, respectively.  As of September 30, 2002, “Net liabilities related to discontinued operations” consists of $155 of anticipated remaining expenses associated with the discontinuance of the Interspeed business.

Details of the gain on disposal, and basic and diluted per share amounts for discontinued operations are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Gain on disposal of discontinued operations:
Brooktrout Software, net of income tax expense of $30 in the three months ended September 30, 2002, and income tax (benefit) expense of ($885) and $5,017 in the nine months ended September 30, 2002 and 2001, respectively	$56	$—	$28	$6,073
Interspeed, net of income tax expense of $59 in the three months ended September 30, 2002, and income tax expense of $189 in the nine months ended September 30, 2002	91	—	199	—
Total gain on disposal of discontinued operations	$147	$—	$227	$6,073

Gain on disposal per common share:
Basic and diluted	$0.01	$—	$0.02	$0.50

3.  Inventory

Inventory consisted of the following at September 30, 2002 and December 31, 2001:

	September 30, 2002	December 31, 2001
Raw materials	$1,331	$3,763
Work in process	1,034	621
Finished goods	4,662	7,570
Total	$7,027	$11,954

4.  Equipment and Furniture

Equipment and furniture consisted of the following at September 30, 2002 and December 31, 2001:

	September 30, 2002	December 31, 2001
Computer equipment	$8,095	$7,987
Furniture and office equipment	9,187	8,805
Total equipment and furniture	17,282	16,792
Less accumulated depreciation and amortization	(13,707)	(11,656)
Total equipment and furniture, less accumulated depreciation and amortization	$3,575	$5,136

5.  Bank Line of Credit

The Company has a line of credit under which it can borrow up to $5,000, subject to compliance with certain covenants. Any amounts borrowed under the line of credit bear interest at the lender’s prime rate. The line of credit is secured by a pledge of substantially all of the assets of the Company.  As of September 30, 2002, letters of credit issued against the Company’s existing line totaled $1,000, representing the collateral required for certain lease obligations. Other than the issuance of letters of credit, there have been no borrowings under the line during the past three years.  The line of credit expires on June 30, 2003.

6.  Income Taxes

The Company’s tax provision in 2002 is based on the estimated effective tax rate for the full year. The Company’s effective tax benefit rate on continuing operations was 42% for the nine months ended September 30, 2002.  The Company received a tax refund of $4,393 during the nine months ended September 30, 2002.

7.  Investment

The Company is a shareholder of Pelago Networks, Inc. (“Pelago”).  The Company previously accounted for its ownership interest in Pelago under the equity method of accounting.  The Company’s investment in Pelago was written down to zero as of December 31, 2001 as the Company recognized its share of Pelago’s losses.  The Company has no further funding commitment and has ceased recording its share of Pelago’s losses.  In the three months ended March 31, 2002, Pelago closed on an additional round of equity financing of its Series B preferred shares in which the Company did not participate.  As a result of this financing, the Company’s ownership percentage was reduced below 20%.  The Company does not exercise significant influence over Pelago and now accounts for this investment on the cost method basis.

The reduction in the value of the investment in 2002 was due to the preferred equity securities that constituted the Company’s investment in Sonexis being exchanged with Sonexis as part of the settlement discussed in Note 2.

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

Product Sales—Brooktrout Technology’s products are sold for applications in the New Network and for applications in Today’s Network. Today’s Network involves core technologies and platforms that are primarily used in business premise products such as fax, LAN fax, and voice mail. The New Network applications expand the capabilities of communications networks to allow data, voice and fax information to be distributed using packet-based data networks, such as the Internet, for portions of the transmission and also allow information to be distributed using the traditional circuit-switched telephone network. For the three months ended September 30, 2002, sales of products for use in the New Network accounted for approximately 38% of total revenue as compared to 36% of total revenue in the three months ended September 30, 2001.  For the nine months ended September 30, 2002, sales of products for use in the New Network accounted for approximately 36% of total revenue as compared to 42% of total revenue for the nine months ended September 30, 2001.

Major Customers—One customer accounted for approximately 13% and 16% of revenue for the three months ended September 30, 2002 and 2001, respectively. The same customer accounted for approximately 14% and 12% of revenue for the nine months ended September 30, 2002 and 2001, respectively.

International Sales—International sales, principally exports from the United States, accounted for approximately 26% and 23% of revenue for the three months ended September 30, 2002 and 2001, respectively, and approximately 22% and 21% of revenue for the nine months ended September 30, 2002 and 2001, respectively.

9.  Contingencies

Litigation—From time to time, the Company is a party to legal actions that arise in the ordinary course of business.  The Company, taking into account advice of counsel, does not believe the eventual outcome of these matters will have a material effect on the Company’s consolidated financial condition or results of operations.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of the financial condition and results of operations of Brooktrout, Inc. (the “Company” or “Brooktrout”) should be read in conjunction with the condensed consolidated financial statements and related notes appearing elsewhere in this quarterly report and in the annual report on Form 10-K of the Company for the year ended December 31, 2001.  The discussion contains forward-looking statements that involve known and unknown risks and uncertainties, including those set forth below under “Factors That May Affect Future Results.”

Overview

(in thousands)

Continuing Operations

Brooktrout develops, manufactures and sells hardware and software products that enable the development of communications applications and systems in five targeted markets, including enhanced services platforms, wireless infrastructure, voice over packet gateways and switches, unified communications, and contact centers. The Company’s strategy is to collaborate with its partners on new ideas and to invest in the success of their businesses in order to help them expand into new markets, accelerate the delivery of their applications and services, and deliver quality products and services. The Company sells its products to system vendors, service providers, enterprise customers, original equipment manufacturers (“OEMs”), and value-added resellers (“VARs”), both domestically and internationally, through a direct sales force and a two-tiered distribution system.

The evolution of the world’s telecommunications systems has created important market opportunities for the Company. One opportunity—Today’s Network—involves core technologies and platforms that are primarily used in business premise products such as fax, LAN fax, and voice mail. Another opportunity—the New Network—is the result of the global investments that are being made to expand the capabilities of today’s communications networks. These new capabilities allow data, voice and fax information to be distributed using packet-based data networks, such as the Internet, for portions of the transmission and also allow such information to be distributed using the traditional circuit-switched telephone network.

Unless otherwise indicated, the following discussion relates to the Company’s results from continuing operations.

Discontinued Operations

Prior to February 8, 2001, the Company was organized and reported the results of its operations in three operating segments, Brooktrout Technology, Inc. (“Brooktrout Technology”), Brooktrout Software, Inc. (“Brooktrout Software”), and Interspeed, Inc. (“Interspeed”). On February 8, 2001, the Company’s Board of Directors adopted formal plans to discontinue its Brooktrout Software and Interspeed segments. The Company has accounted for these businesses as discontinued operations in accordance with APB 30.

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

As of September 30, 2002, the Company has determined that it has no remaining liabilities related to Brooktrout Software.  For the three months ended September 30, 2002, the Company recognized a pre-tax gain from discontinued operations of $86 to reduce “Net liabilities related to discontinued operations,” with respect to Brooktrout Software, to zero.

In January 2001, the Board of Directors of Interspeed announced that it was curtailing operations and liquidating the remaining assets for the benefit of creditors.  The Company is a creditor of Interspeed.  The Company received net proceeds from the Interspeed creditors’ trust of $118 and $364 during the three and nine months ended September 30, 2002, respectively.  These proceeds resulted in an after tax net gain from discontinued operations of $91 and $199 for the three and nine months ended September 30, 2002, respectively.  As of September 30, 2002, “Net liabilities related to discontinued operations” consists of $155 of anticipated remaining expenses associated with the discontinuance of the Interspeed business.

Application of Critical Accounting Policies

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

Revenue from product sales is generally recognized upon shipment to the customer (which constitutes delivery), provided that persuasive evidence of an arrangement exists, the fee is fixed or determinable, and collection is reasonably assured.  To the extent that one or more of these conditions is not met, which has occurred from time to time, revenue is deferred until such time as all four conditions are satisfied.  Revenue from sales to distributors is recognized on a “sell-through” basis, that is, when the distributors report to the Company that resale of the product to the ultimate customer of the distributor in question has occurred.  If the Company receives a payment from a customer prior to meeting all of the above revenue recognition criteria, the payment is recorded as a customer deposit or deferred revenue.  The Company generally records a provision for estimated sales returns and allowances on product sales in the same period as the related revenue is recorded.  These estimates are based on historical sales returns, analysis of credit memo data and other known factors.  The Company provides for estimated costs of warranty repairs at the time revenue is recognized.  Actual results could differ from these estimates.

As the Company adheres to its concentration of credit risk policy, management makes estimates concerning the realizable value of accounts receivable. The current and future economic environment affects these estimates. The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. If the financial condition of Brooktrout’s customers were to deteriorate, additional allowances would likely be required.

As the Company adheres to its inventory valuation policy, management makes estimates concerning the realizable value of inventory. The current and future economic environment affects these estimates. The Company reduces the value of its inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value, based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required.

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

Results of Operations

Three Months Ended September 30, 2002 and 2001

(in thousands)

Revenue for the three months ended September 30, 2002 increased by approximately 8% to $18,510, compared to $17,213 for the three months ended September 30, 2001. The increase in revenue resulted primarily from sales of products for fax messaging and wireless applications. For the three months ended September 30, 2002, sales of products for applications in the New Network accounted for approximately 38% of total revenue, as compared to 36% of total revenue for the three months ended September 30, 2001.

Revenue from one customer accounted for approximately 13% of total revenue for the three months ended September 30, 2002, compared to 16% from this same customer for the three months ended September 30, 2001. The Company expects that revenue from this customer will be greater than 10% of total revenue for the year ending December 31, 2002.

Cost of product sold was $8,223, or 44% of revenue, for the three months ended September 30, 2002, compared to $8,268, or 48% of revenue, for the three months ended September 30, 2001. Gross margin for the three months ended September 30, 2002 was 56% compared with 52% for the three months ended September 30, 2001. The higher gross margin in 2002 was primarily due to an increase in higher margin products sold coupled with a reduction in the manufacturing costs for certain products through utilization of alternative manufacturing sources.  The Company expects that the gross margin for the three months ending December 31, 2002 will increase slightly compared to the gross margin for the three months ended September 30, 2002.

Research and development expense was $4,576, or 25% of revenue, for the three months ended September 30, 2002, compared with $5,171, or 30% of revenue, for the three months ended September 30, 2001.  The decline in this expense is primarily the result of reduced spending for consulting, contract labor and variable incentive compensation. The Company’s continuing development efforts are focused on hardware and software that make up its network interface products, media processing products, messaging products and IP telephony products. The Company intends to continue to commit significant resources to product development and expects that research and development expense in 2002 will be similar to the 2001 spending.

Selling, general and administrative expense was $6,937, or 37% of revenue, for the three months ended September 30, 2002, compared with $7,661, or 45% of revenue, for the three months ended September 30, 2001. The decline in this expense is primarily due to a decrease in bad debt expense as a result of improved collectability of accounts receivable, along with reduced spending for variable incentive compensation, advertising and promotions. Included in selling, general and administrative expense for the three months ended September 30, 2002 is an expense of approximately $350, representing amounts incurred in connection with resolution of a dispute with a customer.  The Company expects that selling, general and administrative expense in 2002 will be slightly less than the 2001 spending.

There was no equity in loss of affiliates for the three months ended September 30, 2002, as compared to $3,081 of equity in loss of affiliates from both Pelago Networks, Inc. (“Pelago”) and Telchemy, Incorporated (“Telchemy”) for the three months ended September 30, 2001. The Company’s investment in Pelago was written down to zero as of December 31, 2001, and since the Company has no further funding commitment, it has ceased recording its share of Pelago’s losses.  (See Note 7 to condensed consolidated financial statements).

Interest income, net and other was $175 for the three months ended September 30, 2002, as compared with $312 for the three months ended September 30, 2001. The decrease in interest income, net and other was the result of a decline in short-term interest rates, which offset the favorable impact that increased cash and marketable debt securities balances had on interest income.

The effective tax benefit rate was 40% for the three months ended September 30, 2002. The income tax receivable asset that has been recorded will be realized by carrying back the loss before income taxes for the three months ended September 30, 2002 to prior years in which the company was profitable.  For the three months ended September 30, 2001, the effective tax benefit rate was 22%. This tax rate for the third quarter of 2001 was the result of treating equity in loss of affiliates expense as a non-deductible item in the income tax provision calculation. Excluding the impact of equity in loss of affiliates, the effective tax benefit rate would have been 41% for the three months ended September 30, 2001.  The Company continually evaluates the recoverability of its deferred tax assets by reference to a number of factors, including historical levels of taxable income, projected taxable income, additional sources of potential taxable income sufficient to absorb the deferred tax assets, and tax planning strategies.  To date, the Company has concluded that it is more likely than not that its deferred tax assets will be recovered.

Nine Months Ended September 30, 2002 and 2001
(in thousands)

Revenue for the nine months ended September 30, 2002 decreased by approximately 10% to $55,730, compared to $62,120 for the nine months ended September 30, 2001. The decline in revenue resulted primarily from the overall economic slowdown in the United States and international economies and, in particular, the softening in the telecommunications market. The slowdown the Company is experiencing extends across most product lines and markets.  Sales of products for applications in the New Network, specifically those sold to OEMs for use by large service providers, have declined most significantly for the nine months ended September 30, 2002, even though New Network sales increased slightly during the three months ended September 30, 2002. For the nine months ended September 30, 2002, sales of products for applications in the New Network accounted for approximately 36% of total revenue, as compared to 42% of total revenue for the nine months ended September 30, 2001.

Revenue from one customer accounted for approximately 14% of total revenue for the nine months ended September 30, 2002, compared to 12% from this same customer for the nine months ended September 30, 2001.

Cost of product sold was $25,753, or 46% of revenue, for the nine months ended September 30, 2002, compared to $27,912, or 45% of revenue, for the nine months ended September 30, 2001. Gross margin for the nine months ended September 30, 2002 was 54% compared with 55% for the nine months ended September 30, 2001. The lower gross margin for the nine months ended September 30, 2002 was primarily due to increased charges for inventory obsolescence and warranty expense.

Research and development expense was $15,703, or 28% of revenue, for the nine months ended September 30, 2002, compared with $16,365, or 26% of revenue, for the nine months ended September 30, 2001.  A decrease in spending for consulting, contract labor and variable incentive compensation was partially offset by an increase in expenses associated with new product design and testing.

Selling, general and administrative expense was $21,952, or 39% of revenue, for the nine months ended September 30, 2002, compared with $25,135, or 40% of revenue, for the nine months ended September 30, 2001. The decline in dollars spent is primarily the result of reduced spending for variable incentive compensation, consulting and contract labor, advertising and promotion expenses, travel and entertainment expenses, employee recruiting expenses, and expendable materials and supplies.  Included in selling, general and administrative expense for the nine months ended September 30, 2002 is an expense of approximately $350, representing amounts incurred in connection with resolution of a dispute with a customer.

There was no equity in loss of affiliates for the nine months ended September 30, 2002, as compared to $4,478 of equity in loss of affiliates from both Pelago and Telchemy for the nine months ended September 30, 2001.  The Company’s investment in Pelago was written down to zero as of December 31, 2001, and since the Company has no further funding commitment, it has ceased recording its share of Pelago’s losses.  (See Note 7 to condensed consolidated financial statements).

Interest income, net and other was $765 for the nine months ended September 30, 2002, as compared with $928 for the nine months ended September 30, 2001. The decrease in interest income, net and other was the result of a decline in short-term interest rates, which offset the favorable impact that increased cash and marketable securities balances had on interest income.

The effective tax benefit rate was 42% for the nine months ended September 30, 2002.  The income tax receivable asset that has been recorded will be realized by carrying back the loss before income taxes for the nine months ended September 30, 2002 to prior years in which the company was profitable.   For the nine months ended September 30, 2001, the effective tax benefit rate was 23%. This tax rate for the nine months ended September 30, 2001 was the result of treating equity in loss of affiliates expense as a non-deductible item in the income tax provision calculation. Excluding the impact of equity in loss of affiliates, the effective tax benefit rate would have been 39% for the nine months ended September 30, 2001.   The Company continually evaluates the recoverability of its deferred tax assets by reference to a number of factors, including historical levels of taxable income, projected taxable income, additional sources of potential taxable income sufficient to absorb the deferred tax assets, and tax planning strategies.  To date, the Company has concluded that it is more likely than not that its deferred tax assets will be recovered.

Liquidity and Capital Resources

(in thousands)

For the nine months ended September 30, 2002, the Company funded its operations principally through cash provided by operating activities. Cash provided by operating activities for the nine months ended September 30, 2002 was $4,414 and was generated primarily from tax refunds received of $4,393.  Cash provided by investing activities for the nine months ended September 30, 2002 was $2,503 and consisted of the maturity of marketable debt securities, offset by purchases of marketable debt securities and capital equipment.  Working capital increased to $56,364 at September 30, 2002 from $54,701 at December 31, 2001.  The primary reasons for the increase are the tax refunds received in 2002 which increased cash, along with reductions in accounts payable and accrued expenses due to reduced inventory purchases and lower operating expenses.

The Company has a line of credit under which it can borrow up to $5,000, subject to compliance with certain covenants. Any amounts borrowed under the line of credit bear interest at the lender’s prime rate. The line of credit is secured by a pledge of substantially all of the assets of the Company.  As of September 30, 2002, letters of credit issued against the Company’s existing line totaled $1,000, representing the collateral required for certain lease obligations. Other than the issuance of letters of credit, there have been no borrowings under the line during the past three years.  The line of credit expires on June 30, 2003.

Cash, cash equivalents and marketable debt securities were $42,248 at September 30, 2002 and $38,125 at December 31, 2001.  Brooktrout expects that its cash, cash equivalents and marketable debt securities, together with cash from operations, will be sufficient to finance its operations and capital expenditures for at least the next 12 months.  If the current economic climate worsens beyond the Company’s current expectations, or if the Company’s cash requirements otherwise vary from its expectations, the Company may need to utilize funds available under its bank line of credit or to seek other sources of financing.  The terms of any future equity financings may be dilutive to the Company’s stockholders and the terms of any future debt financings may contain restrictive covenants, which could limit the Company’s ability to pursue certain courses of action.  It is possible that, should the need arise, the Company will not be able to obtain additional financing, or that the financing made available to the Company will not be on acceptable terms.

For the nine months ended September 30, 2002, the Company purchased approximately $481 in equipment. The Company currently has no material commitments for additional capital expenditures.

The pricing of the Company’s products and the costs of its goods are generally determined by current market conditions, as well as value to the customer. Market conditions can be impacted by inflation; however, the Company believes that inflation has not had a significant effect on its operations to date.

The Company has operating lease commitments for its office and manufacturing facilities expiring through 2006. Certain lease agreements require the Company to pay all of the building’s taxes, insurance and maintenance costs.

Factors That May Affect Future Results

Any person evaluating an investment in Brooktrout’s common stock should carefully consider the factors described below before making an investment decision.  The trading price of Brooktrout’s common stock could decline due to any of these factors, in which case the investor could lose all or part of its investment.  Any such person should also refer to the other information in this quarterly report, including the condensed consolidated financial statements and related notes.  The risks and uncertainties described below are those that management currently believes may materially affect the Company.  Additional risks and uncertainties that management is unaware of or that management currently deems immaterial also may become important factors that affect the Company.

The Company is exposed to general economic conditions, and the slowdown in some sectors of the telecommunications industry in particular.

As a result of the unfavorable economic conditions affecting most technology sectors and the telecommunications sector in particular, many of our customers are aggressively increasing efficiency in their supply chains and reducing inventory levels. Additionally, we expect the growth of data traffic and the use of the Internet will continue to have a significant impact on traditional voice networks, which is driving the convergence of data and telephony and giving rise to the demand for New Network applications. We cannot be sure what the rate of such convergence will be due to the slowdown in the communications industry and the resulting decrease in spending by our customers. The economic downturn has adversely impacted the Company’s business and operating results, including a reduction in revenue of $6,390,000 for the nine months ended September 30, 2002, or 10%, compared to the nine months ended September 30, 2001, and $53,447,000, or 49%, compared to the nine months ended September 30, 2000. If current economic conditions continue for an extended period of time or worsen, the Company may experience additional adverse effects on its business, operating results, and financial condition. For example, as the rate at which the Company’s customers order products decreases, the more likely it is that current inventories will be exposed to technological obsolescence, thus requiring the Company to reduce the value of that inventory on the balance sheet.

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

•                  the Company’s ability to hire, train and retain key management, sales, marketing and engineering personnel;

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

The Company’s failure to generate as much revenue as expected from what has historically been a relatively small number of customers or the failure of these customers to purchase the Company’s products could seriously harm the Company’s business. One customer accounted for more than 10% of the Company’s revenue for both the year ended December 31, 2001 and the nine months ended September 30, 2002. The loss of any one of the Company’s major customers or the delay of significant orders from such customers, even if only temporary, has or could reduce or delay the Company’s revenue, could harm the Company’s reputation in the industry and could reduce the Company’s ability to accurately predict cash flow, and, as a consequence, could seriously harm the Company’s business, financial condition and results of operations.

The telecommunications markets are highly competitive, and the Company may not be able to compete successfully against new entrants or established companies with greater resources.

The market for telecommunications equipment is highly competitive. If the Company is unable to differentiate its products from existing and future offerings of its competitors, and thereby effectively compete in the market for telecommunications equipment, the Company’s results of operations could be materially adversely affected. Many of the Company’s current and potential competitors have significantly greater selling and marketing, technical, manufacturing, financial, and other resources. Moreover, the Company’s competitors may have greater access to components necessary to manufacture their products. The strength and capabilities of the Company’s competitors may be increased as a result of the trend toward consolidation in the telecommunications market. Capitalizing on and maintaining the Company’s technological advantage will require a continued high level of investment in research and development, marketing, and customer service and support. Due to the rapidly evolving markets in which the Company competes, additional competitors with significant market presence and financial resources may enter those markets, thereby further intensifying competition. The Company may not allocate sufficient resources to achieve the technological advances necessary to compete successfully with existing competitors or new entrants.

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

The Company believes that its future success will depend, in part, on its ability to offer products that address the sophisticated and varied needs of its current and prospective customers and to respond to technological advances and evolving industry standards on a timely and cost-effective basis. The Company intends to continue to invest significantly in product and technology development. The development of new or enhanced products is a complex and uncertain process. The Company may experience design, manufacturing, marketing and other difficulties that could delay or prevent its development, introduction or marketing of new products and enhancements. The Company may also not be able to incorporate new technologies on a cost-effective or timely basis. This may result in unexpected expenses. Additionally, the Company may need to reduce its prices to remain competitive, which could affect its profitability. The introduction of new or enhanced products also requires that the Company manage the transition from older products so as to minimize the disruption to customers and ensure that adequate supplies of new products can be delivered to meet anticipated customer demand. The Company’s inability to develop, on a timely basis, new products or enhancements to existing products, or the failure of such new products or enhancements to achieve market acceptance, could have a material adverse effect on the Company’s business, financial condition and results of operations.

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

Laws and regulations governing telecommunications, electronic commerce and the Internet are emerging, but remain largely unsettled, even in the areas where there has been some legislative action. Regulation may focus on, among other things, assessing access or settlement charges, or imposing tariffs or regulations based on the characteristics and quality of products, either of which could restrict the Company’s business or increase its cost of doing business. Any changes to existing laws or the adoption of new regulations by federal or state regulatory authorities or any legal challenges to existing laws or regulations relating to the telecommunications industry could materially adversely affect the market for the Company’s products. Moreover, the Company’s VARs or other customers may require, or the Company may otherwise deem it necessary or advisable, that the Company alter its products to address actual or anticipated changes in the regulatory environment. The Company’s inability to alter its products or address any regulatory changes could have a material adverse effect on its business, financial condition or results of operations.

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

The Company currently licenses and will continue to license certain technology integral to certain of its products from third parties. For example, the Company has obtained licenses from third parties for software for certain of its voice and fax products. While the Company believes that much of this technology is available from multiple sources, any difficulties in acquiring third-party technology licenses, or integrating the related third-party technology into its products, could result in delays in product development or upgrades until equivalent technology can be identified, licensed and integrated.

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

The Company’s success depends in large part upon the continued contributions of its key management, sales, marketing, and engineering personnel, many of who perform important functions and would be difficult to replace. The Company does not have employment contracts with its key personnel. There has been significant competition in the Company’s industry for qualified personnel, and, at times, the Company has experienced difficulty in recruiting qualified personnel. The Company may not be able to attract and retain the necessary personnel to accomplish its business objectives, and it may experience constraints that will adversely affect its ability to satisfy customer demand in a timely fashion or to support its customers and operations. The Company’s inability to hire qualified personnel on a timely basis, or to retain its key personnel, could materially adversely affect the Company’s business, financial condition and results of operations.

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

In addition, the rapidly emerging and evolving nature of the markets in which the Company and its customers compete may cause prospective customers to delay their purchase decisions as they evaluate new technologies and develop and implement new systems. During the period in which the Company’s customers are evaluating whether to place an order with the Company, the Company often incurs substantial sales and marketing expenses, without any assurance of future orders or their timing. Even after a customer places an order with the Company and its product is expected to be utilized in a product or service offering being developed by the customer, the timing of the development, introduction and implementation of those products is controlled by, and can vary significantly with the needs of, the Company’s customers. In some circumstances, the customer will not require the product for several months. This complicates the Company’s planning processes and reduces the predictability of the Company’s earnings.

The Company derives a significant portion of its revenue from international sales; international business operations entail additional risks.

Risks arising from the Company’s international business include currency fluctuation, political instability in other countries, the imposition of trade and tariff regulations by foreign governments, and the difficulties in managing operations across disparate geographic areas. In addition, most countries require technical approvals from their telecommunications regulatory agencies for products that operate in conjunction with the local telephone system. Obtaining these approvals is generally a prerequisite for sales in a given jurisdiction. Obtaining requisite approvals takes from two months to a year or more depending on the product and the jurisdiction. These or other factors may limit the Company’s ability to sell its products in other countries, which could have a material adverse effect on the Company’s business, financial condition and results of operations.

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

Item 4.  Controls and Procedures

(a)           Evaluation of disclosure controls and procedures.

Based on their evaluation of the Company’s disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934) as of a date within 90 days of the filing date of this quarterly report, the Company’s chief executive officer and chief financial officer have concluded that the Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and are operating in an effective manner.

(b)           Changes in internal controls.

There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their most recent evaluation.

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

BROOKTROUT, INC.

Date: November 14, 2002	By:	/s/ ERIC R. GILER
Eric R. Giler
President
(Principal Executive Officer)

Date: November 14, 2002	By:	/s/ ROBERT C. LEAHY
Robert C. Leahy
Vice President of Finance and Operations
(Principal Financial and Accounting Officer)

CERTIFICATIONS

I, Eric R. Giler, President of Brooktrout, Inc. (the “Company”), certify that:

1.             I have reviewed this quarterly report on Form 10-Q of the Company for the quarter ended September 30, 2002;

2.             Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.             Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.             The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)             designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)            evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)             presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.             The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors:

a)             all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)            any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.             The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002	By:	/s/ ERIC R. GILER
Eric R. Giler
President
(Principal Executive Officer)

I, Robert C. Leahy, Vice President of Finance and Operations of Brooktrout, Inc. (the “Company”), certify that:

1.             I have reviewed this quarterly report on Form 10-Q of the Company for the quarter ended September 30, 2002;

2.             Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.             Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.             The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)             designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)            evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)             presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.             The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors:

a)             all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)            any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.             The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002	By:	/s/ ROBERT C. LEAHY
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