Form 10-K
period 2002-12-31
BROOKTROUT INC
filed 2003-03-27
CIK 754516

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO
SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark one)
	☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2002
	☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                              to                             .

Commission File No. 000-20698

BROOKTROUT, INC.
(Exact Name of Registrant as Specified in Its Charter)

MASSACHUSETTS (State or Other Jurisdiction of Incorporation or Organization)	04-2814792 (I.R.S. Employer Identification No.)

250 FIRST AVENUE, NEEDHAM, MASSACHUSETTS 02494
(Address of Principal Executive Offices) (Zip Code)

Registrant's telephone number, including area code: (781) 449-4100

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock (title of class)	Preferred Stock Purchase Rights (title of class)

        Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒        No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☐        No ☒

        The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $60.7 million, based on the last reported sale price of $5.70 on June 28, 2002 (the last business day of the registrant's most recently completed second fiscal quarter) of the registrant's common stock on the Nasdaq National Market.

        As of January 31, 2003, 12,279,176 shares of common stock, $.01 par value per share, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

        Portions of our definitive Proxy Statement relating to the Annual Meeting of Stockholders to be held on May 14, 2003 will be incorporated into Part III of this Form 10-K. A copy of the Proxy Statement will be available at no cost from our Investor Relations department at (781) 449-4100.

BROOKTROUT, INC.
ANNUAL REPORT ON FORM 10-K
YEAR ENDED DECEMBER 31, 2002

        "Brooktrout," "Brooktrout Technology," "Netaccess," "RealComm 100," "RealCT," and "TRxStream" are our registered trademarks, and "Ensemble," "Prelude," "New Network," "Partner Access Network Program," "RDSP," "RealBLOCs," "RTNI," "TR114," "TRNIC," "TR Series," and "Vantage" are our trademarks. This report also includes trademarks, service marks and trade names of other companies.

PART I

Item 1. Business

Overview

        We develop hardware and software platforms that original equipment manufacturers, or OEMs, developers and corporate information technology managers build into their communications systems. Customers incorporate our products into applications, systems and services that allow voice, fax and data to be distributed over both Internet protocol, or IP, packet-based networks, which we refer to as the New Network, and the traditional circuit-based telephone network. We supply products for media processing, network interface, call control and signal processing, including protocols that allow Internet and traditional telephony systems to communicate. Our strategy is to partner with our customers and collaborate closely with them to accelerate their delivery of new applications and services, help increase their existing business, and expand into new markets.

        In the 1980s, we delivered technology capable of digitally recording, storing and playing back voice messages using a computer connected to the telephone. In the 1990s, we introduced multi-channel fax boards, we combined fax and voice processing on a single board, and we provided fax application development tools under UNIX and Windows NT. We received U.S. patents on fax-on-demand document retrieval and the use of direct inward dialing telephone service with fax message systems. Since 2000, we have introduced new, open systems products in support of market growth areas such as automatic speech recognition, unified communications and packetized voice, and we received a U.S. patent for voice detection in audio signals to aid in speech recognition applications.

        The evolution of the world's telecommunications systems has created important market opportunities for us. One opportunity involves core technologies and platforms that are primarily used in Today's Network—business premise products such as local area network fax and voice mail. The second opportunity is what we refer to as the New Network—the convergence of the traditional telephone network and the Internet. New Network opportunities enable voice, fax and data information to be distributed using IP-based packet networks, such as the Internet, for portions of the transmission or to be distributed using the traditional circuit-switched telephone network. Effective electronic communication over the New Network is dependent upon network infrastructure technology that weaves together the many disparate systems and applications that already exist with the new and emerging technologies. We develop the core technology that hooks the telephone network to the data network in two key markets: voice and speech, and fax. Network interfaces, call control and signal processing are critical to the proper functioning of any communications system. These capabilities span our entire product line and are the intelligence by which telephone calls are established, managed and terminated.

        We were incorporated in Massachusetts in 1984 and we changed our name from Brooktrout Technology, Inc. to Brooktrout, Inc. in 1999. Prior to February 8, 2001, we were organized and reported the results of our operations in three operating segments, Brooktrout Technology, Brooktrout Software, and Interspeed. On February 8, 2001, our Board of Directors adopted formal plans to discontinue our Brooktrout Software and Interspeed segments. We have accounted for these businesses as discontinued operations. See Note 2 to the consolidated financial statements included elsewhere in this report. Except where indicated, the information presented in this report pertains to our continuing operations.

        We maintain a website with the address www.brooktrout.com/investor. We are not including the information contained on our website as a part of, or incorporating it by reference into, this report. We make available free of charge through our website our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and amendments to those reports, as soon as reasonably practicable after we electronically file them with the SEC.

Principal Markets and Products

        Markets

        Our products provide enabling technology in two key markets—voice and speech, and fax.

  Voice and Speech

        As enterprise information technology, or IT, networks for voice and data converge, and as automatic speech recognition technology has improved, a new generation of business applications and services has emerged. Traditional enterprise voice systems, such as voice messaging and interactive voice response applications are no longer the primary drivers to growth in this market. Enterprises of all sizes are deploying the next generation of applications based on automatic speech recognition technology, which allows their employees and customers to complete transactions, access information, route calls, and access web content.

        Our voice processing products support a wide range of capabilities, from simple 2-channel, or port, voice messaging and multiple simultaneous channel conferencing, to large scale, high-density media servers. We work with the leading speech software vendors to ensure that our voice products support the latest technologies and standards. Our advanced echo cancellation and voice-activity detection technology improve the performance, cost, and scalability of speech recognition systems. Our voice product offerings include products that operate in the traditional telephone network, products that operate in the packet-based network, and products that operate in both such networks.

  Fax

        We are the leading provider of intelligent fax boards. The market for fax technology is growing due to continued e-mail usage and the desire to connect faxes with e-mail. We offer open, scalable platforms that easily integrate with e-mail, enterprise resource planning, customer relationship management, and document management and imaging applications to over 40 independent software vendors and fax application system developers.

        We provide technology for systems of all sizes, from small one-port systems to multiple T1 and E1 spans. Our boards provide a wide range of processing capabilities for network and production fax applications such as purchase orders, invoices, loan applications and approvals, and financial reports. They are built into products to enable desktop fax users to send and receive documents securely and confidentially, as well as to access faxes over the Internet.

        Products

  Fax and Voice Platforms

        TRxStream Series products are media processing boards used in open-systems to provide voice, fax and other media processing functions and connection to circuit and IP networks. These products include circuit boards, firmware, device drivers and application programming interfaces, or APIs. The TRxStream Series products share a common API that provides access to a comprehensive suite of functional components. These include: media processing and packetization, call control, call progress, conferencing, automatic speech recognition, and operations, administration and maintenance. The API also allows system developers to integrate directly with their choice of third party IP call control stacks and speech recognition systems. The products are used by system developers and system integrators to create applications, systems and services including advanced messaging, conferencing, speech recognition, and fax applications.

        TR Series products are high-performance intelligent fax and voice boards. Applications supported by the TR Series include network faxing, broadcast fax services, fax-on-demand, voice messaging and interactive voice response.

  Voice and Messaging Platforms

        Vantage Series products are flexible, robust platforms for creating voice-processing applications, providing developers and system integrators with a single-board solution for low to mid-density analog communications applications. The Vantage Series boards incorporate our voice processing algorithms that implement essential features such as audio compression, playback control, touchtone detection and generation, and call progress monitoring. Applications supported by the Vantage Series include voice messaging, unified messaging, automated attendant, digital recording, interactive voice response, outbound telemarketing, audiotext, and call centers.

        RDSP Series are affordable, reliable platforms for voice applications. Applications supported include messaging, digital recording, interactive voice response, outbound telemarketing, and audiotext.

        Prelude Series is a family of low-cost, entry-level voice processing platforms that enable developers to build affordable voice messaging and digital recording systems while maintaining full voice processing functionality. Developers have the ability to build voice systems based on a "miniature" personal computer architecture, reducing overall costs while maintaining full voice processing functionality.

        RealBLOCs Series is a scaleable, feature-optimized board for call recording applications. The DR-A platform, designed to match the sizes of most communications systems in use, can be used to build call recording platforms from eight ports to over 264 ports per system. The DR-A is comprised of a peripheral component interconnect, or PCI, baseboard with analog passive tap interfaces and a plug-in digital signal processor module with call recording firmware. Applications supported include call logging and quality monitoring.

        Ensemble Series is an integrated personal computer and Brooktrout board solution offering a low-cost, expandable industrial platform to develop and host communications applications. These platforms provide high-performance message processing capabilities that are readily customizable for developer's needs. Applications supported include voice messaging, unified messaging and interactive voice response.

  Network Interface/Signaling/Call Control Products

        Netaccess Series products are network interface and data processing boards used in open-systems to provide circuit and IP network interfaces, circuit-network call control and data processing capabilities. These products include circuit boards, firmware, drivers, and APIs. The products are used by system developers and system integrators to create telecommunications systems, including call processing systems, wireless infrastructure elements, and SS7 signaling gateways.

        RTNI Series are industry standard architecture, or ISA, bus boards that provide telephony network interfaces for many applications. The RTNI Series is designed principally for voice and fax applications and supports analog trunk, analog station, and digital network connections. Applications supported include call center switching, international callback, operator services, voice mail, automated attendant, digital recording, and interactive voice response.

        TRNIC Series of network interface boards provide a seamless, easy path to connect TR114 fax and voice systems to digital telephone lines. The cards are easily configured since they do not require interrupt lines, any software drivers to be installed, or any application software interface.

  Development Software/Application Programming Interfaces

        Bfv is a fax and voice application programming interface that provides developers with a complete C language library of telephony, fax, and voice function calls, as well as fax utilities, sample applications, and debugging tools.

        RealCT Direct is an application development environment that provides the interface between an operating system and our hardware. RealCT Direct provides developers with direct access to any device in a computer telephony environment, facilitating quick development of applications and enabling direct control over all devices in the system. Developers can create powerful, robust applications, including voice messaging, unified communications, digital recording, interactive voice response and call routing.

        RealComm 100 is an application development environment that provides media management, network abstraction and a high-level programming interface. RealComm 100 is based on the industry standard (ECTF S.100 revision 2) and is designed to enable developers to build innovative, converged communications solutions that support multiple technologies and configurations. Applications supported include contact centers, interactive voice response, call routing, and unified communications.

        New Products; Research and Development

        The market for communications products is generally characterized by rapid technological change, changes in customer requirements, frequent new product introductions and enhancements, and emerging industry standards. We focus significant resources on improving our products in response to changes in operating systems, application software, computer and telephony hardware, networking software, programming tools, and computer language technology. We also direct significant resources to the development of new products and next generation versions of our current products. Our research and development expenses totaled $20.7 million, or 28% of total revenue, in 2002, $21.5 million, or 27% of total revenue, in 2001, and $23.5 million, or 17% of total revenue, in 2000. We believe significant investments in product development are required to remain competitive. As a consequence, we intend to continue to invest a significant dollar amount on product development.

        Warranties

        Our hardware products are covered by a limited warranty against defects in materials and workmanship. In 2000, we increased the warranty on our generally available network interface and signal processing hardware products to five years from the date of purchase from us. We extended our warranty for competitive reasons, as certain of our competitors had shortened their warranties and started charging for additional warranty coverage. Products purchased on or after January 1, 2000 are covered under this new warranty. For hardware products purchased before January 1, 2000, the warranty generally extends for periods of twelve to thirty-six months from the date of purchase. We have also provided, from time to time, extended warranties to certain customers under contractual agreements or for additional consideration.

        Backlog

        At December 31, 2002, our backlog of firm orders was $3.1 million, compared with $5.6 million at December 31, 2001. All of the backlog is expected to be shipped before the end of 2003. We regard all orders as firm orders. Because of the possibility of customer changes in delivery schedules or of cancellation of orders, our backlog as of any particular date may not be indicative of actual sales for any particular future period. The period of time between placement of an order and delivery of the product varies from one day for certain TRxStream Series products to nine months for certain OEM systems products.

Manufacturing and Quality

        Our manufacturing operations consist primarily of final assembly and testing of components, subsystems and systems. We test our products at various stages in the manufacturing process. Prior to shipment, each product undergoes a final load and/or functional test either by our subcontractors or by us at our own facilities.

        We believe that we have a readily available supply of raw materials for all of our significant products from a number of sources. We do not anticipate any difficulties in obtaining the raw materials that will be required for our manufacturing activities in 2003. We use independent manufacturers to perform printed circuit board assembly and testing. We believe we have good relationships with our subcontractors and have generally experienced timely delivery of products and satisfactory quality with respect to products manufactured by our subcontractors. Our Needham, Massachusetts and Salem, New Hampshire facilities have achieved ISO 9001:2000 certification.

Distribution, Sales, Marketing and Support

        We sell our products to system vendors, service providers, OEMs, and value-added resellers, or VARs, both domestically and internationally through a direct sales force and a two-tiered distribution system. The two-tiered distribution arrangement is with Tech Data Corporation, a networking supplier, and Ingram Micro, a wholesale distributor of computer technology products and services.

        We have established international sales offices in Belgium and the United Kingdom. Our international sales efforts are initiated from corporate headquarters in the United States and internationally located sales and support offices. International sales accounted for approximately 22% of our total revenue in 2002, 20% of our total revenue in 2001, and 16% of our total revenue in 2000.

        Most countries require technical approvals from their communications regulatory agencies for products that operate in conjunction with the local telephone system. Obtaining these approvals is generally a prerequisite for sales in a given jurisdiction. Obtaining the requisite approvals may require from two months to a year or more depending on the product and the jurisdiction. Our products have received approvals from agencies in more than 25 countries.

        We ordinarily sell our products on the basis of purchase orders received from customers. From time to time, we have entered into contracts with certain of our customers, which agreements set forth the terms and conditions for sales. These agreements generally do not establish any long-term fixed purchase or supply commitments for either party.

        Service Providers and OEMs

        Service providers of enhanced communications services develop, or purchase from developers, large, complex systems incorporating our products to deliver electronic communications applications. These systems typically have long development cycles and result in periodic deployments of large systems. OEMs design, manufacture, and market electronic communications systems that incorporate our products. OEMs generally have long product design and development processes that precede the release of products. Making sales to both of these types of customers can be a complex and time-consuming process that is often focused on technical requirements.

        VARs and Enterprise Customers

        VARs typically purchase our products for resale to an end-user enterprise customer together with application software developed by the VAR or purchased from an independent software vendor. We have established a network of resellers, including many that are designated Brooktrout Authorized Resellers. We employ direct sales people to recruit, train and assist VARs. We also use a two-tiered distribution system for some of our fax, voice and network interface products, utilizing national distributors who then sell to VARs. In the two-tiered distribution system, we do not recognize revenue until the products are sold by the distributor.

        Dependency on Major Customers

        Sales to Captaris represented 15% of our total revenue in 2002, 12% of our total revenue in 2001, and 7% of our total revenue in 2000. No other customers represented more than 10% of our total revenue in 2002. Sales to Lucent represented 8% of our total revenue in 2001 and 22% of our total revenue in 2000. The sales to Lucent were primarily sales of the TRxStream Series product line for use in New Network applications.

        Partner Access Network Program

        Our Partner Access Network Program was established to provide technical, marketing and business benefits to help our customers and partners quickly develop new applications and services, expand into new markets and, ultimately, grow their businesses. The program includes financial assistance for the porting of approved applications, access to lab facilities worldwide, sales leads, technical training and support, and co-op funded marketing support.

        Technical Support

        We back our products with engineering-level support. Many of our technical support staff members hold bachelor's degrees in electrical engineering or computer science. Staff members place the highest priority on providing timely, accurate information, as well as advice on how to take advantage of our sophisticated product line. Our technical support personnel have been a source of product improvements and new features and functions resulting from their close working relationships with customers. Our technical support activities represent an integral element of our marketing strategy.

Patents, Licenses and Trademarks

        We depend on our ability to develop and maintain the proprietary aspects of our technology. To protect our proprietary technology, we rely primarily on a combination of contractual provisions, confidentiality procedures, trade secrets, and patent, copyright and trademark laws.

        From time to time, we seek patent protection for inventions and developments made by our personnel that are incorporated into our products or that otherwise fall within our fields of interest. In 2001, we were awarded a U.S. patent for voice detection in audio signals, which aids in speech recognition applications. While patents are an important means by which we seek to protect our intellectual property, no particular patent, or related group of patents, is so important that its loss would significantly affect our operations.

        We have acquired licenses under certain third-party patents covering aspects of voice processing and voice transcoding technology, and licenses from third parties for some of the software used in certain of our voice and fax products. We pay royalties under these licenses with respect to our sales of certain products. The licenses generally extend for the life of the patent in question (in the case of patents) or in perpetuity (in the case of software), and are subject to termination only in the event of a breach. Royalties constitute a percentage of sales of particular products or product elements, or a fixed amount per unit of hardware or software distributed, and do not generally account for a material part of our cost of product sold.

        We seek to protect our software, firmware, documentation and other written materials under copyright laws. Because on-board and downloadable firmware represent an important element of the value of our hardware products, we believe that we obtain significant protection for our proprietary interest in our hardware products, as well as our software products, from copyright laws. Certain design features, including application-specific integrated circuits, software and firmware, receive some protection under trade secret laws. We generally require that each of our employees executes a proprietary information agreement designed to protect our trade secrets, inventions created in the course of employment with us and other Brooktrout proprietary information. There can be no assurance, however, that patent, copyright and trade secret protection will be sufficient to prevent competitors from developing software and other technology similar to the software and other technology upon which we rely for a significant portion of our revenue. In addition, we have periodically received, and may receive in the future, communications from third parties asserting patent rights with respect to certain of our products and features.

Competition

        The market for telecommunications equipment is highly competitive. In addition to current competitors, there is always the potential for new entrants into our markets by other companies, including our customers and suppliers. We believe that the principal competitive factors affecting the market for our products include product functionality and features, product quality, performance and price, ease of product integration, and quality of customer support services. The relative importance of each of these factors depends upon the specific customer environment. Although we believe that our products currently compete favorably with respect to such factors, there can be no assurance that we can maintain our competitive position against current and potential competitors.

        Many of our current and potential competitors have longer operating histories, significantly greater financial, technical, product development and marketing resources, greater name recognition and larger customer bases than us. Though our addressable market in the overall telecommunications market is characterized by several large competitors, the rest of the market is fairly fragmented and many of our current and potential competitors are smaller companies. These smaller companies generally have significantly less financial, technical, product development and marketing resources, lesser name recognition and smaller customer bases, but these smaller companies may also have an ability to respond more quickly to changes in the market or technology. Our present or future competitors may be able to develop products comparable or superior to those developed by us, adapt more quickly to new technologies, evolving industry trends or customer requirements, or devote greater resources to the development, promotion and licensing of their products than we can. Accordingly, there can be no assurance that competition will not intensify or that we will be able to compete effectively in our market.

        We have faced, and we expect that we will to continue to face, increasing pricing pressures from our current competitors and new market entrants. Our competitors may engage in pricing practices that cause us to reduce the selling prices of our products. To offset declining selling prices, we believe that we must successfully develop and introduce, on a timely basis, new products or products that incorporate new features that can be sold at gross margins comparable to those of existing products. To the extent that such new products are not developed in a timely manner, do not achieve customer acceptance, or do not generate comparable gross margins, our profitability may decline.

Employees

        As of December 31, 2002, we had 342 full-time employees, of whom 129 were engaged in engineering and product development, 120 in sales, marketing and technical support, 57 in administration, and 36 in manufacturing. None of our employees are represented by a labor union and we believe our relationships with our employees are good.

Item 2. Properties

        We lease facilities in Needham, Massachusetts, in Salem, New Hampshire, and in Los Gatos, California. In Needham, Massachusetts, we lease three facilities: a 31,000 square foot manufacturing facility; a 38,000 square foot facility that accommodates engineering, sales and marketing; and a 22,000 square foot office that houses corporate headquarters. Two of the Needham, Massachusetts facilities are leased until 2006, and one until 2005. In Los Gatos, California, we lease an office of approximately 33,000 square feet for engineering, sales, marketing and administration. This lease expires in 2006. In Salem, New Hampshire, a 26,000 square foot leased facility is used for engineering, manufacturing, sales, marketing and administrative operations. This lease expires in 2003. We intend to maintain our Salem operations in this facility or in another facility nearby. In addition, the Company has guaranteed the lease payments associated with certain leases for office facilities that former subsidiaries occupied.

        We also maintain operating leases and office space for sales and support functions in Florida, Georgia, Illinois, North Carolina, Canada, Belgium and the United Kingdom.

        We believe that our present facilities are adequate for our current needs and that suitable additional space will be available as needed.

Item 3. Legal Proceedings

        None.

Item 4. Submission of Matters to a Vote of Security Holders

        Not applicable.

PART II

Item 5. Market For Registrant's Common Equity and Related Stockholder Matters

        Our common stock is quoted on the Nasdaq National Market under the symbol "BRKT." The following table shows the high and low sales prices per share of the common stock, as reported on the Nasdaq National Market, for the periods indicated:

	2002			2001
Quarter Ended			Quarter Ended
	High	Low		High	Low
March 31	$6.95	$4.91	March 31	$11.50	$6.00
June 30	$6.75	$4.30	June 30	$7.75	$5.00
September 30	$5.75	$4.10	September 30	$8.00	$3.10
December 31	$5.90	$3.61	December 31	$6.84	$2.72

        We have never paid cash dividends on our common stock. We do not anticipate paying cash dividends in the foreseeable future. On March 20, 2003, there were 478 holders of record of our common stock and the last reported sale price of the common stock on the Nasdaq National Market was $5.09 per share.

Item 6. Selected Financial Data

        The selected financial data presented below is derived from our consolidated financial statements. These financial statements exclude the results of certain businesses that were disposed of and have been accounted for as discontinued operations. See Note 2 to the consolidated financial statements. The following selected consolidated financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and notes thereto included elsewhere in this report.

	Years Ended December 31,
	2002	2001	2000	1999	1998
	(in thousands, except per share data)
Statements of Operations Data
Revenue	$73,491	$79,774	$141,748	$128,036	$94,959
Costs and expenses:
Cost of product sold	33,121	36,399	52,925	48,262	38,037
Research and development	20,658	21,517	23,508	19,236	13,565
In-process research and development (1)	—	—	2,550	—	9,786
Selling, general and administrative	28,909	31,318	39,921	36,882	26,420

Total costs and expenses	82,688	89,234	118,904	104,380	87,808

Operating income (loss)	(9,197)	(9,460)	22,844	23,656	7,151
Other income (expense):
Net gain (loss) on investments (2)	—	(4,923)	—	21,738	—
Equity in loss of affiliates (3)	—	(4,710)	(3,298)	—	—
Interest income, net and other	995	1,108	2,081	645	1,890

Total other income (expense)	995	(8,525)	(1,217)	22,383	1,890

Income (loss) before income tax provision	(8,202)	(17,985)	21,627	46,039	9,041
Income tax provision (benefit)	(3,184)	(7,627)	8,717	17,700	3,380

Income (loss) from continuing operations	$(5,018)	$(10,358)	$12,910	$28,339	$5,661

Diluted income (loss) per common share:
Income (loss) from continuing operations	$(0.41)	$(0.85)	$1.02	$2.45	$0.49
Shares for diluted	12,226	12,150	12,684	11,582	11,483
Balance Sheet Data
Cash and marketable debt securities	$41,788	$38,125	$25,987	$50,033	$12,355
Working capital	53,639	54,701	52,344	65,131	21,225
Total assets	90,335	98,887	112,660	115,435	73,209
Long-term debt	—	—	—	—	—
Stockholders' equity	75,098	79,572	82,259	77,383	50,129

(1)
In 2000, we acquired rights to certain in-process voice over broadband STS-1 technology for $2.6 million. In 1998, we recorded charges of $9.8 million representing the portion of the purchase price allocated to in-process research and development efforts related to the acquisition of the Computer Telephony Products business of Lucent.

(2)
In 2001, net loss on investment activity represents a $3.9 million permanent reduction in the carrying value of our equity interest in Sonexis and a loss of approximately $1.0 million on the sale of a second cost basis investment. In 1999, net gain on investment activity represents: a gain of $19.9 million, net of offering related costs, on our sale of 1.9 million shares of Interspeed common stock in Interspeed's initial public offering; a gain of $2.5 million from the sale of marketable debt securities; and a loss of $0.7 million, representing the book value of a separate investment that was written off in 1999.

(3)
In 2001 and 2000, equity in loss of affiliates includes our share of the losses of Pelago Networks and Telchemy.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following discussion should be read in conjunction with the consolidated financial statements and related notes in Item 8 of this report. The discussion contains forward-looking statements that involve known and unknown risks and uncertainties, including those set forth below under "Factors That May Affect Future Results."

Overview

        We develop hardware and software platforms that original equipment manufacturers, or OEMs, developers and corporate information technology managers build into their communications systems. Customers incorporate our products into applications, systems and services that allow voice, fax and data to be distributed over both Internet protocol, or IP, packet-based networks, which we refer to as the New Network, and the traditional circuit-based telephone network. We supply products for media processing, network interface, call control and signal processing, including protocols that allow Internet and traditional telephony systems to communicate.

        We measure our operating success using both financial and market metrics. The financial metrics include revenue, gross margin, operating expenses, income from continuing operations and cash provided by operating activities. Other key metrics include the total number of enterprise and service provider customers, customers whose purchases exceed $100,000, and the portion of our revenue that is generated by the sales of products for applications in the New Network. Our long-term business model stresses our commitment to establishing and maintaining close customer relationships and to continuing to develop innovative products.

        The most significant trend that has impacted our business during the past two years has been the unfavorable economic conditions affecting most technology sectors and the communications sector in particular. This has resulted in a decrease in our revenue in 2002 and 2001 compared to prior years. Sales of products, particularly for applications in the New Network, sold to OEMs for use by large service providers have declined most significantly. In response to the revenue decreases, we implemented expense control programs to reduce operating expenses, while at the same time, we have continued to invest in developing products that we believe our customers will need when the economy improves.

        Despite these difficult economic conditions, we have been able to increase our cash and marketable debt securities balances from $26.0 million at December 31, 2000 to $41.8 million at December 31, 2002. This was accomplished primarily through operating expense reductions, the sale of a business segment and income tax refunds. If current adverse economic conditions continue for an extended period of time or worsen, we may experience adverse effects on our business, operating results, and cash and marketable debt securities.

Application of Critical Accounting Policies

        Management's discussion and analysis of financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. We make estimates and assumptions in the preparation of the consolidated financial statements that affect the reported amounts of assets and liabilities, revenue and expenses, and the related disclosures of contingent assets and liabilities. These estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. We base our estimates and judgments on historical experience and on various other assumptions that we believe are reasonable under the circumstances. However, actual results may differ from these estimates under different assumptions or conditions

        The following critical accounting policies require the use of significant judgment and estimates in the preparation of the consolidated financial statements. This listing is not a comprehensive list of all of our significant accounting policies. For further information regarding the application of these and other accounting policies, see Note 1 in the notes to consolidated financial statements in Item 8 of this report.

        Revenue Recognition

        Revenue from product sales is recognized upon shipment to the customer (which constitutes delivery), provided that persuasive evidence of an arrangement exists, the fee is fixed or determinable, and collection is reasonably assured. In determining when to recognize revenue we often are required to exercise judgment. To the extent that one or more of these criteria are not met, which has occurred from time to time, revenue is deferred until such time as all four conditions are satisfied. We record a provision for estimated sales returns and allowances on product sales in the same period as the related revenue is recorded. These estimates are based on historical sales returns, analysis of credit memo data and other known factors. Actual results could differ from these estimates and could therefore impact our results of operations and cash flows.

        Allowances for Doubtful Accounts

        Accounts receivable are reduced by an allowance for amounts that may become uncollectible in the future. The estimated allowance for doubtful amounts is based primarily on a specific analysis of accounts in the receivable portfolio and a general reserve based on the aging of receivables. While management believes the allowance to be adequate, if the financial condition of our customers were to deteriorate, resulting in impairment of their ability to make payments, additional allowances may be required and could materially impact our financial position and results of operations.

        Inventory Allowances

        We evaluate our ending inventories for estimated excess quantities and obsolescence. This evaluation includes analyses of sales levels by product and projections of future demand. In addition, we assess the impact of changing technology on our inventory-on-hand. We provide reserves for inventories that are considered excess or obsolete. If future demand or market conditions are less favorable than our projections, additional inventory reserves may be required and would be reflected in cost of sales in the period in which the revision is made. These actions could impact both our results of operations and our cash flows.

        Intangible Assets

        We review our intangible assets for impairment periodically and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. The evaluation of the fair value of our intangible assets includes assumptions regarding estimated future undiscounted cash flows associated with these assets and other factors. If these estimates or assumptions change in the future, we may be required to record impairment charges for these assets. Such an impairment charge would impact the results of operations, but would not directly impact our cash flows.

        Deferred Tax Assets

        We assess the carrying value of our deferred tax assets to determine if it is more likely than not that we will be able to generate sufficient future taxable income in certain tax jurisdictions in order to realize these assets. When necessary we have reduced the deferred tax asset to its estimated realizable value by recording a valuation allowance. This assessment requires us to make estimates and assumptions about our future profitability. In determining the carrying value of the deferred tax assets as of December 31, 2002, we are assuming profitability in the future and that it is more likely than not that we will be able to realize these assets. This assumption is based in part upon our history of profitability. If current economic conditions deteriorate or future results of operations are less than expected, future assessments may result in a determination that all or a portion of the remaining deferred tax assets are not realizable. As a result, we may need to establish additional valuation allowances for all or a portion of the deferred tax assets, which may have a material adverse effect on our results of operations.

        Accrued Warranty Costs

        We accrue for warranty costs based on historical trends in product return rates and the expected material and labor costs to provide warranty services. If we were to experience an increase in warranty claims compared with our historical experience, or costs of servicing warranty claims were greater than the expectations on which the accrual had been based, our gross margins could be adversely affected. See Note 8 to the consolidated financial statements in Item 8 of this report for activity in our reserves for estimated warranty costs.

Discontinued Operations

        Prior to February 8, 2001, we were organized and reported the results of our operations in three operating segments, Brooktrout Technology, Brooktrout Software, and Interspeed. On February 8, 2001, our board of directors adopted formal plans to discontinue our Brooktrout Software and Interspeed segments. We have accounted for these businesses as discontinued operations. For the years ended December 31, 2002 and 2001, we recorded total gains from discontinued operations of $0.2 million and $7.0 million, respectively. For the year ended December 31, 2000, we had a $16.3 million loss from discontinued operations. See Note 2 in the notes to consolidated financial statements in Item 8 of this report.

Results of Operations

        The following discussion focuses on our results from continuing operations. The table below sets forth certain consolidated statements of operations data as a percentage of total revenue for the periods presented.

	Years ended December 31,
	2002	2001	2000
Domestic revenue	78%	80%	84%
International revenue	22	20	16

Total revenue	100	100	100
Cost of product sold	45	46	37

Gross margin	55	54	63
Operating expenses:
Research and development	28	27	17
In-process research and development	—	—	2
Selling, general and administrative	39	39	28

Total operating expenses	67	66	47

Operating income (loss)	(12)	(12)	16
Other income (expense), net
Net loss on investments	—	(6)	—
Equity in loss of affiliates	—	(6)	(2)
Interest income, net and other	1	1	1

Total other income (expense), net	1	(11)	(1)

Income (loss) before income taxes	(11)	(23)	15
Income tax provision (benefit)	(4)	(10)	6

Income (loss) from continuing operations	(7)%	(13)%	9%

  Revenue

        The following table presents our domestic and international revenue:

	Years ended December 31,
	2002		2001		2000
	(dollars in thousands)
Domestic revenue	$57,106	78%	$63,421	80%	$119,596	84%
International revenue	16,385	22	16,353	20	22,152	16

Total revenue	$73,491	100%	$79,774	100%	$141,748	100%

  2002 vs. 2001

        Revenue in 2002 was $73.5 million compared to $79.8 million in 2001, a decrease of approximately 8%. The decrease in revenue is primarily attributed to a $5.4 million sale to a service provider customer in the first quarter of 2001. This customer has not purchased any additional product since, leading to lower quarterly revenue since the first quarter of 2001. During the past two years, revenue from enterprise customers has remained consistent while revenue from service provider customers has declined. During 2002, sales of products for applications in the New Network accounted for approximately 36% of total revenue, as compared to 41% of total revenue for 2001. In 2002, domestic revenue decreased slightly while international revenue remained constant, at approximately $16.4 million per year, representing an increase from 20% of total revenue in 2001 to 22% of total revenue in 2002.

        Revenue from Captaris accounted for 15% of total revenue in 2002 compared to 12% in 2001. We expect that revenue from Captaris will continue to be greater than 10% of total revenue for 2003. Revenue from Lucent represented 8% of revenue in 2001, but represented less than 1% of total revenue for 2002. In 2002, we sold products to over 900 customers. Approximately 90 of these customers each purchased over $100,000 of products, in aggregate representing 86% of total 2002 revenue. In 2001, we sold products to over 1,000 customers. Approximately 100 of these customers each purchased over $100,000 of products, in aggregate representing approximately 86% of total 2001 revenue.

  2001 vs. 2000

        Revenue during 2001 was $79.8 million compared to $141.7 million in 2000, a decrease of approximately 44%. The decline in revenue resulted primarily from the overall economic slowdown in the United States and international economies and, in particular, the weakness of the communications market. The decrease in sales extended across all product lines and markets. Sales of products for applications in the New Network, specifically those sold to OEMs for use by large service providers, declined most significantly. International revenue decreased from $22.2 million in 2000 to $16.4 million in 2001, although international revenue as a percent of total revenue increased from 16% of total revenue in 2000 to 20% in 2001. During 2001, sales of products for applications in the New Network accounted for approximately 41% of total revenue, as compared to 60% of total revenue for the same period in 2000.

        Revenue from Captaris accounted for 12% of total revenue in 2001 compared to 7% in 2000. Revenue from Lucent represented 22% of revenue in 2000; however, revenue from Lucent represented 8% of total revenue in 2001.

  Cost of Product Sold and Gross Margin

        The following table presents cost of product sold and gross margin information:

	Years ended December 31,
	2002	2001	2000
	(dollars in thousands)
Cost of product sold	$33,121	$36,399	$52,925
Gross profit	$40,370	$43,375	$88,823
Gross margin	55%	54%	63%

  2002 vs. 2001

        The decrease in cost of product sold from 2001 to 2002 was primarily the result of a $1.4 million decrease in inventory obsolescence expense, combined with direct material cost reductions achieved from using new manufacturing subcontractors. The decrease in inventory obsolescence expense is primarily due to lower levels of excess service provider product inventory in 2002. These factors contributed to a slight improvement in gross margin, year over year.

  2001 vs. 2000

        The decrease in gross margin from 2000 to 2001 was primarily due to the decrease in revenue, increased inventory obsolescence expense, and the impact of reduced revenue on a base of relatively fixed manufacturing expenses. Inventory obsolescence increased in 2001 to $5.4 million compared to $1.5 million in 2000. This increase in inventory obsolescence was, in part, a result of an industry-wide shift from industry standard architecture, or ISA, to peripheral component interconnect, or PCI, and compactPCI, or cPCI, technology. The value of ISA inventory was reduced to its net realizable value. In addition, the inventory obsolescence expense was increased due to the decline in sales volume and decreases in forecasted demand. Our manufacturing facilities, which are primarily fixed expenses, represented a larger percentage of cost of product sold in 2001 in comparison to 2000.

  Operating Expenses

        The following table presents our operating expenses:

	Years ended December 31,
	2002	2001	2000
	(dollars in thousands)
Research and development	$20,658	$21,517	$23,508
In-process research and development	—	—	2,550
Selling, general and administrative	28,909	31,318	39,921

Total operating expenses	$49,567	$52,835	$65,979

        Research and development expenses

  2002 vs. 2001

        Research and development expense was 28% of revenue in 2002, compared with 27% of revenue in 2001. The dollar decrease was primarily the result of reduced consulting, contract labor, and depreciation expense, offset partially by increases in spending on new product prototypes and equipment purchases. Our continuing development efforts are focused on hardware and software for media processing products (voice, fax and data), network interface products, call control products and signal processing products.

  2001 vs. 2000

        Research and development expense was 27% of revenue in 2001, compared with 17% of revenue in 2000. The dollar decrease was primarily attributable to decreased spending on consulting and contract labor, employee recruiting expense and to a lesser extent, expendable materials and supplies.

        In-process research and development expenses

        During 2000, we recorded an in-process research and development charge of $2.6 million for the purchase of rights to certain in-process technology that, upon completion, was intended to result in a single cPCI circuit board that would provide an STS-1 interface. At the time of the purchase the STS-1 project had not yet reached technological feasibility and successful development of this technology was uncertain. On the acquisition date, the technology acquired had no alternative future use. During 2001, we ceased development of the product for which this technology was originally intended. Expenses associated with this project, through the date we ceased development, were not a significant portion of our overall research and development expenses in either 2001 or 2000.

        Selling, general and administrative expenses

  2002 vs. 2001

        The decrease in selling, general and administrative expense from 2001 to 2002 was primarily due to a decrease in bad debt expense as a result of improved collectability of accounts receivable, along with reduced spending for variable incentive compensation, travel and entertainment, and depreciation. These expense decreases were partially offset by increases in marketing expenses associated with the Partner Access Network Program.

  2001 vs. 2000

        The decrease in selling, general and administrative expense from 2000 to 2001 was primarily the result of reduced spending for variable incentive compensation, consulting and contract labor, employee recruiting expenses, travel and entertainment expenses, advertising and promotion expenses, and expendable materials and supplies.

  Other income (expense), net

        The following table presents our other income (expense), net:

	Years ended December 31,
	2002	2001	2000
	(dollars in thousands)
Net loss on investments	$—	$(4,923)	$—
Equity in loss of affiliates	—	(4,710)	(3,298)
Interest income, net and other	995	1,108	2,081

Total other income (expense), net	$995	$(8,525)	$(1,217)

  Net loss on investments

        During 2001, we had a pretax loss on investments of $4.9 million. Of this total expense, $3.9 million was due to a permanent reduction of the carrying value of the Sonexis preferred stock as a result of a decrease in the appraised value of these shares. We received this preferred stock, along with cash, as consideration for the sale of Brooktrout Software in April 2001. In addition, we realized a loss of approximately $1.0 million related to the sale of an equity investment in a privately held technology company that had been accounted for using the cost method. We had no pretax gains or losses on investments during 2002 or 2000.

  Equity in loss of affiliates

  2001 vs. 2000

        We recorded equity in loss of affiliates of $4.7 million in 2001 and $3.3 million in 2000 related to net losses of our equity investees, Pelago and Telchemy. As of December 31, 2001, the investment in Pelago had been written down to zero, and since we have no further funding commitment, we have ceased recording our share of Pelago's losses. Our interest in Pelago was further reduced below 20% following an equity financing by Pelago during 2002. We now use the cost method to account for Pelago, which has a carrying value of zero at December 31, 2002. We did not recognize additional losses in 2002 related to Telchemy since we disposed of our equity interest in that business on December 31, 2001. See Note 4 to the consolidated financial statements included in Item 8 of this report. We recorded no equity in losses of affiliates during 2002.

  Interest income, net and other

  2002 vs. 2001

        The decrease in interest income, net and other from 2001 to 2002 was the result of a decline in short-term interest rates, which offset the favorable impact of increased cash and marketable debt securities balances.

  2001 vs. 2000

        The decrease in interest income, net and other from 2000 to 2001 was the result of a significant decline in short-term interest rates, which offset the favorable impact from increased marketable debt securities balances.

  Income tax provision (benefit)

        The following table presents our income tax provision (benefit) and effective tax rate:

	Years ended December 31,
	2002	2001	2000
	(dollars in thousands)
Income tax provision (benefit)	$(3,184)	$(7,627)	$8,717
Effective tax rate	(39)%	(42)%	40%

  2002 vs. 2001

        In both 2002 and 2001, we were able to record an income tax benefit, along with an income tax receivable, since we can carry back the loss before income taxes for 2002 and 2001 to prior years in which we were profitable. The reduction in the income tax benefit rate in 2002 was due to recording a valuation allowance related to long-term investments. The valuation allowance is necessary since it is more likely than not that a portion of our deferred tax assets related to long term investments may not be realized.

  2001 vs. 2000

        The increase in the effective tax rate from 2000 to 2001 was principally due to a research and development tax credit.

Liquidity and Capital Resources

        Cash flows for the years ended December 31, 2002, 2001, and 2000

        Net cash provided by operating activities was $4.2 million in 2002. This increase primarily resulted from tax refunds of $4.4 million and inventory reductions that were offset by changes in other components of working capital. Net cash provided by operating activities was $11.3 million in 2001. This primarily resulted from reductions in inventory, accounts receivable and net liabilities of discontinued operations. Net cash used in operating activities was $18.4 million in 2000. We used cash primarily to purchase inventory.

        Net cash used in investing activities was $3.3 million in 2002. This primarily resulted from net purchases of marketable debt securities of $2.4 million and capital equipment purchases of $0.8 million. Net cash used in investing activities was $12.7 million in 2001. This primarily resulted from net purchases of marketable debt securities of $13.2 million and purchases of investments of $3.1 million, offset by the $4.9 million of proceeds from the sale of Brooktrout Software to Sonexis in April 2001. Net cash used in investing activities was $13.1 million in 2000. This primarily resulted from capital purchases of $4.9 million, purchases of investments of $4.6 million, and purchases of acquired software of $2.5 million.

        Net cash provided by financing activities was $0.3 million and $0.5 million in 2002 and 2001, respectively, all attributable to proceeds from the sale of common stock under the employee stock purchase plan in both periods. Net cash provided by financing activities was $6.2 million in 2000, $5.2 million of which was attributable to proceeds from the sale of common stock under the employee stock purchase plan and stock option plans.

        Contractual Obligations and Capital Expenditures

        The following table presents our future contractual obligations and commercial commitments as of December 31, 2002:

	Total	2003	2004	2005	2006	2007	Thereafter
	(dollars in thousands)
Operating leases	$8,591	$2,562	$2,792	$1,923	$686	$192	$436

        We have operating lease commitments for our primary office and manufacturing facilities that expire between 2003 and 2006. In addition, we lease office space for sales and support functions that expire beyond 2006. Certain lease agreements require us to pay all of the building's taxes, insurance and maintenance costs.

        We purchased $0.8 million of capital equipment in 2002, $1.1 million in 2001, and $4.9 million in 2000. We currently have no material commitments for additional capital expenditures, but we do have certain inventory purchase commitments that are part of our ordinary course of business. Our purchasing arrangements with vendors typically allow for cancellations without significant adverse financial implications.

        We had no long-term debt as of December 31, 2002 or February 28, 2003.

        Cash and Cash Requirements

	Years ended December 31,
	2002	2001	2000
	(dollars in thousands)
Cash and cash equivalents	$23,685	$22,425	$23,294
Marketable debt securities	18,103	15,700	2,693

Total	$41,788	$38,125	$25,987

Working capital	$53,639	$54,701	$52,344
Quick ratio	3.37	2.46	1.59
Tax refunds received	$4,393	$—	$—
Available line of credit	$5,000	$5,000	$10,000

        Working capital decreased by approximately $1.1 million from 2001 to 2002. This decrease was the result of decreases in accounts payable and accrued expenses due to reduced inventory purchases and lower operating expenses, offset by a decrease in current deferred tax assets. Our quick ratio improved from 1.59 in 2000 to 3.37 in 2002, due primarily to a reduction of current liabilities by 50%, from $30.1 million as of December 31, 2000 to $15.0 million as of December 31, 2002, while we increased cash and marketable debt securities balances.

        We have a $5.0 million working capital line of credit available from a commercial bank. Availability of funds under this line of credit is subject to compliance with certain covenants, and borrowings bear interest at the lender's prime rate. The line of credit is secured by a pledge of substantially all of our assets. As of December 31, 2002 and February 28, 2003, letters of credit issued against the existing line totaled $1.0 million, representing the collateral required for certain lease obligations. Other than the issuance of letters of credit and using the credit line to secure immaterial foreign currency forward contracts, there have been no borrowings under the line during the past three years. The line of credit expires on June 30, 2003. We anticipate that the line of credit will be renewed on substantially the same terms as the existing line of credit.

        Cash, cash equivalents and marketable debt securities increased from $38.1 million as of December 31, 2001 to $41.8 million as of December 31, 2002. We are expecting to receive tax refunds in 2003 and believe that these tax refunds, along with our anticipated cash flows from operating activities, are likely to meet our needs for the foreseeable future. In addition, though we do not expect to make any major capital expenditures in 2003, we are always looking for opportunities to expand the business, which could include acquisitions or organic expansion into new markets.

        If we find that our cash, marketable debt securities and funds available from our bank line of credit are not sufficient, we may choose to utilize or to seek other sources of financing. If we were to seek future equity financings, the terms may be dilutive to our stockholders and may contain restrictive covenants, which could limit our ability to pursue certain courses of action. It is possible that, should the need arise, we will not be able to obtain additional financing, or that the financing made available to us will not be on acceptable terms.

        The pricing of our products and the costs of our goods can be significantly affected by current market conditions. Market conditions can be impacted by inflation; however, we believe that inflation has not had a significant effect on our operations to date.

Recent Accounting Pronouncements

        We have adopted Statement of Financial Accounting Standards, or SFAS, No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." These pronouncements provide guidance on the accounting for the acquisition of businesses and intangible assets, including goodwill, which arise from such activities. SFAS No. 142 provides that goodwill and other acquired intangible assets with indefinite useful lives resulting from business combinations can no longer be amortized to expense, but rather requires an annual assessment of impairment and, if necessary, adjustments to the carrying value of goodwill. The adoption of SFAS Nos. 141 and 142 did not have a material effect on our consolidated financial statements. As of January 1, 2002, we had no intangible assets with indefinite useful lives. Included in intangible assets are amounts allocated to workforce-in-place, which SFAS No. 142 requires be reclassified to goodwill; such assets were fully amortized prior to January 1, 2002, and as a result, no adjustments or reclassifications were required.

        We have adopted SFAS No. 144, "Accounting for the Impairment of Disposal of Long-Lived Assets." SFAS No. 144 establishes a single accounting model for impairment or disposal of long-lived assets, including discontinued operations. The adoption of SFAS No. 144 did not have a material effect on our consolidated financial statements and had no effect on the accounting applied to the discontinued businesses described above under "Discontinued Operations". We will continue to account for and present discontinued operations relative to these businesses in accordance with Accounting Principles Board Opinion, or APB, No. 30.

        In June 2002, the Financial Accounting Standard Board, or FASB, issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This pronouncement is effective for exit or disposal activities that are initiated after December 31, 2002, and requires these costs to be recognized when the liability is incurred and not at project initiation. We are reviewing the provisions of SFAS No. 146, but do not expect that it will have a material impact on our operations or financial position.

        In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," which expands previously issued accounting guidance and disclosure requirements for certain guarantees. The Interpretation requires an entity to recognize an initial liability for the fair value of an obligation assumed by issuing a guarantee. The provision for initial recognition and measurement of the liability will be applied on a prospective basis to guarantees issued or modified after December 31, 2002. We do not expect that Interpretation No.45 will have a material impact on our operations or financial position.

        In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of FASB Statement No. 123," which provides optional transition guidance for those companies electing to voluntarily adopt the accounting provisions of SFAS No. 123. In addition, the statement mandates certain interim disclosures that are incremental to those required by SFAS No. 123. We will continue to apply the intrinsic value based method to account for stock option awards granted to employees in accordance with APB Opinion No. 25 and account for stock option awards to non-employees in accordance with SFAS No. 123. As such, we do not expect this standard to have a material impact on our operations or financial position. We have adopted the disclosure-only provisions of SFAS No. 148 as of December 31, 2002.

Factors That May Affect Future Results

        The trading price of our common stock could decline due to any of these factors, in which case you could lose all or part of your investment. You should also refer to the other information in this report, including the consolidated financial statements and related notes. The risks and uncertainties described below are those that we currently believe may materially affect us. Additional risks and uncertainties that we are unaware of, or that we currently deem immaterial, also may become important factors that affect us.

Risks Related to Our Business

Downturns in the economy generally, and in sectors of the telecommunications industry in particular, make it difficult to anticipate or expand sales.

        As a result of the unfavorable economic conditions affecting most technology sectors and the telecommunications sector in particular, many of our customers are seeking aggressively to increase efficiency in their supply chains and reduce their inventory levels. Additionally, the slowdown in the telecommunications industry and the resulting decrease in spending by companies in our target markets have reduced the rate of growth of data traffic and the use of the Internet, which are driving the convergence of data and telephony that we expect will give rise to demand for New Network applications. The economic downturn has adversely affected our business and operating results, including a reduction in revenue of $6.3 million in 2002, or 7.9%, from 2001 and $68.3 million, or 48.2%, from 2000. If current economic conditions continue for an extended period of time or worsen, we may experience additional adverse effects on our revenue, net income and cash flow. For example, as the rate at which our customers order products decreases, it becomes more likely that our current inventories will be exposed to technological obsolescence, which would require us to reduce the value of those inventories on our balance sheet.

If we fail to compete successfully in the highly competitive telecommunications market, our revenue and profitability will suffer.

        The market for telecommunications equipment is highly competitive. If we are unable to differentiate our products from existing and future offerings of our competitors, and thereby effectively compete in the market for telecommunications equipment, our operating results could be materially adversely affected. Many of our current and potential competitors have significantly greater selling and marketing, technical, manufacturing, financial, and other resources. We expect our current competitors to continue to improve the design and performance of their existing products and to introduce new products and enhancements with improved price and performance characteristics. Our product sales may be threatened by new technologies, products or market trends, and we may have to reduce the prices of our products to stay competitive. In addition, new competitors may emerge in the markets we serve. An acquisition of, or by, one of our competitors may result in a substantially strengthened competitor with greater financial, engineering, manufacturing, marketing, and customer service and support resources than we have. If our current or future competitors enter into strategic relationships with leading manufacturers covering products similar to those sold or being developed by us, our ability to sell products to those manufacturers may be adversely affected.

        Capitalizing on our technology will require a continued high level of investment in research and development, marketing, and customer service and support. We may be unable, or otherwise fail, to allocate sufficient resources to achieve the technological advances necessary to compete successfully with existing competitors or new entrants.

Internal development efforts by our customers may adversely affect demand for our products.

        Many of our customers, including the large original equipment manufacturers on which we focus a significant portion of our sales and marketing efforts, have the technical and financial ability to design and produce components replicating or improving on the functionality of most of our products. These customers often consider in-house development of technologies and products as an alternative to doing business with us. We cannot assure you that our existing or potential customers will do business with us, rather than attempting to develop similar technology and products internally or obtaining technology or products through acquisitions. We cannot be certain that we will be able to find customers to replace the revenue lost as a result of customers developing technologies or products in-house. Any such occurrence could have a material adverse effect on our business, financial condition or operating results.

If we fail to develop and sell new or enhanced products for the telecommunications hardware and software market, we will not be able to compete effectively.

        The telecommunications hardware and software market is characterized by:

  •
  rapid technological advances;

  •
  evolving industry standards;

  •
  changes in customer requirements;

  •
  frequent new product introductions;

  •
  declining prices;

  •
  intense competition; and

  •
  evolving offerings by telecommunications service providers.

        Our future success depends in large part on our ability to offer products that address the sophisticated and varied needs of our current and prospective customers and to respond to technological advances and evolving industry standards on a timely and cost-effective basis.

        The timely development of new or enhanced products is a complex and uncertain process. We intend to continue to invest significantly in product and technology development. We may experience design, manufacturing, marketing and other difficulties that could delay or prevent our development, introduction or commercialization of any new and enhanced products. We may also not be able to incorporate new technologies on a cost-effective or timely basis, which may result in unexpected expenses. We may not anticipate technological or market trends accurately or manage long development cycles successfully. We may be required to collaborate with third parties to develop products and may not be able to do so on a timely and cost-effective basis, if at all.

        The introduction of new or enhanced products also requires that we manage the transition from older products so as to minimize the disruption to customers and ensure that adequate supplies of new products can be delivered to meet anticipated customer demand. If we are unable to develop new products or enhancements on a timely and cost-effective basis, or if the new products or enhancements that we introduce fail to achieve market acceptance, our ability to grow our business would be harmed and competitors could achieve greater market share.

Our revenue could decline significantly if we lose a major customer or if a major customer cancels, reduces or delays an order.

        One customer accounted for more than 10% of our revenue in each of 2001 and 2002. The loss of this or any other major customer or the cancellation, reduction or delay of significant orders from such customers, even if only temporary, could significantly reduce our revenue and cash flow and could harm our reputation in the industry.

Our dependence on sole and single source suppliers and independent manufacturers could result in increased costs or delays in the manufacture and delivery of our products.

        Although we generally use standard parts and components for our products, some key components are purchased from sole or single source vendors for which alternative sources are not currently available or are difficult to obtain. Our inability to obtain sufficient quantities of these components may result in future delays or reductions in product shipments that could cause us to lose sales, incur additional costs and suffer harm to our reputation. We currently purchase proprietary components from a number of suppliers for which there are no direct substitutes. These components could be replaced with alternatives from other suppliers, but that might require redesign of our products. If such a redesign were required, we would incur considerable delay and expenses. We currently enter into purchase orders with our suppliers for materials based on forecasts of need, but have no guaranteed supply arrangements with these suppliers.

        In addition, we currently use a number of independent manufacturers to manufacture printed circuit boards, chassis and subassemblies in accordance with our design and specification. Our reliance on independent manufacturers involves a number of risks, including the potential for inadequate capacity of, unavailability of, or interruptions in access to, process technologies, and reduced control over delivery schedules, manufacturing yields and costs. If our manufacturers are unable or unwilling to continue manufacturing our components in required quantities or to our quality expectations, we will have to transfer manufacturing to acceptable alternative manufacturers that we have identified, which could result in significant delays in shipment of products to customers. Moreover, the manufacture of these components is extremely complex, and our reliance on the suppliers of these components exposes us to potential production difficulties and quality variations, which could negatively affect the cost and timely delivery of our products. We currently enter into purchase orders with independent manufacturers of materials based on forecasts of need, but have no guaranteed arrangements with these manufacturers. Any significant interruption in the supply, or degradation in the quality, of any component could cause us to lose sales, incur additional costs and suffer harm to our reputation.

Defects in our products or problems arising from the use of our products may seriously harm our business and reputation.

        Products as complex as ours may contain known and undetected errors, bugs, or other performance problems. Defects are frequently found during the period immediately following introduction and initial implementation of new products or enhancements to existing products. Although we attempt to resolve all bugs that we believe would be considered serious by our customers before implementation, our products may not be bug-free. We also provide warranties against defects in materials and workmanship on our hardware products for five years. Errors, bugs or performance problems, however, could result in lost revenue or customer relationships and could be detrimental to our business and reputation generally. In addition, our customers generally use our products together with their own products and products from other vendors. As a result, when problems occur, it may be difficult to identify the source of the problem. These problems may cause us to incur significant warranty and repair costs, divert the attention of our engineering personnel from our product development efforts and cause significant customer relations problems.

Changes to regulations affecting the telecommunications or Internet industries could reduce demand for our products or increase our costs.

        Laws and regulations governing telecommunications, electronic commerce and the Internet are emerging, but remain largely unsettled, even in the areas where there has been some legislative action. Regulation may focus on, among other things, assessing access or settlement charges, or imposing tariffs or regulations based on the characteristics and quality of products, either of which could restrict our business or increase our cost of doing business. Any changes to existing laws or the adoption of new regulations by federal or state regulatory authorities or any legal challenges to existing laws or regulations relating to the telecommunications industry could materially adversely affect the market for our products. Moreover, our value-added resellers or other customers may require, or we may otherwise deem it necessary or advisable, for us to alter our products to address actual or anticipated changes in the regulatory environment. Our inability to alter our products or address any regulatory changes could have a material adverse effect on our business, financial condition or operating results.

Limitations on our ability to adequately protect our proprietary rights may prevent us from retaining our competitive advantage and negatively affect our future operating results.

        Our success and ability to compete are dependent, in part, upon our proprietary technology. Taken as a whole, we believe our intellectual property rights are significant and any failure to adequately protect the unauthorized use of our proprietary rights could result in our competitors offering similar products, potentially resulting in loss of a competitive advantage and decreased revenue. We rely upon a combination of patents, trademark law, trade secret protections, copyright law and confidentiality agreements with consultants and third parties to protect our proprietary rights. Notwithstanding our efforts, third parties may infringe or misappropriate our proprietary rights. In addition, we generally require each of our employees to execute a proprietary information agreement designed to protect our trade secrets, our inventions created in the course of employment with us and other proprietary information of our company. Moreover, effective patent, trademark, copyright or trade secret protections may not be available in every country in which we operate or intend to operate to the same extent as the laws of the United States. Also, it may be possible for unauthorized third parties to copy or reverse engineer aspects of our products, develop similar technology independently or otherwise obtain and use information that we regard as proprietary. Furthermore, detecting unauthorized use of our proprietary rights is difficult. Litigation may be necessary in the future to enforce our proprietary rights. Such litigation could result in the expenditure of significant financial and managerial resources and could have a material adverse effect on our future operating results.

Intellectual property claims against us can be costly and negatively affect our business.

        In the telecommunications business, there is frequent litigation based on allegations of patent infringement. As the number of entrants in our market increases and the functionality of our products is enhanced and overlaps with the products of other companies, we may become subject to claims of infringement or misappropriation of the intellectual property rights of others. As a result, from time to time, third parties may claim exclusive patent or other intellectual property rights to technologies that we use. Although we believe that we do not face material liability related to infringement of the intellectual property of others, any claims asserting that our products infringe or may infringe proprietary rights of third parties, if determined adversely to us, could have a material adverse effect on our business, financial condition or operating results. Any claims, with or without merit, could be time-consuming, result in costly litigation, divert the efforts of our engineering and management personnel, cause delays in product shipments or require us to enter into royalty or licensing agreements, any of which could have a material adverse effect upon our operating results. If any legal action claiming patent infringement is commenced against us, we cannot assure you that we would prevail in such litigation given the complex technical issues and inherent uncertainties in patent litigation. In the event a claim against us was successful, and we could not obtain a license on acceptable terms or license a substitute technology or redesign to avoid infringement, we may be unable to market our affected products. This could have a material adverse effect on our business, financial condition and operating results.

Certain of our products depend upon the continued availability of licensed technology from third parties.

        We currently license and will continue to license certain technology integral to certain of our products from third parties. For example, we have obtained licenses from third parties for software for certain of our voice and fax products. While we believe that much of this technology is available from multiple sources, any difficulties in acquiring third-party technology licenses, or integrating the related third-party technology into our products, could result in delays in product development or upgrades until equivalent technology can be identified, licensed and integrated.

        We may require new licenses in the future as our business grows and technology evolves. We cannot assure you that these licenses will continue to be available to us on commercially reasonable terms, if at all, which could have a material adverse effect on our business, financial condition and operating results.

If we are unable to attract or retain key personnel, we may be unable to operate our business successfully.

        Our success depends in large part upon the continued contributions of our key management, sales, marketing, and engineering personnel, many of whom perform important functions and would be difficult to replace. If we lose one or more members of our senior management team our business and operating results would be harmed. We do not have employment contracts with our key personnel. There has been significant competition in our industry for qualified personnel, and, at times, we have experienced difficulty in recruiting qualified personnel. We may not be able to attract and retain the necessary personnel to accomplish our business objectives, and we may experience constraints that will adversely affect our ability to satisfy customer demand in a timely fashion or to support our customers and operations. Our inability to hire qualified personnel on a timely basis, or to retain our key personnel, could materially adversely affect our business, financial condition and operating results.

Our products typically have long sales cycles, causing us to expend significant resources before recognizing revenue.

        The length of our sales cycle typically ranges from six to eighteen months and varies substantially from customer to customer. Prospective customers generally must commit significant resources to test and evaluate our products and integrate them into larger systems. This evaluation period is often prolonged due to delays associated with approval processes that typically accompany the design and testing of new communications equipment by our customers.

        In addition, the rapidly emerging and evolving nature of the markets in which we and our customers compete may cause prospective customers to delay their purchase decisions as they evaluate new technologies and develop and implement new systems. During the period in which our customers are evaluating whether to place an order with us, we often incur substantial sales and marketing expenses, without any assurance of future orders or their timing. Even after a customer places an order, the timing of the development, introduction and implementation of the customer's product or service using our product is controlled by, and can vary significantly with the needs of, the customer. In some circumstances, the customer will not require the product for several months. This continuing uncertainty can complicate our planning processes and reduce the predictability of our earnings and cash flows.

Our business and operating results could be adversely affected by downturns in economic conditions in countries outside the United States and other risks associated with international operations.

        Sales of our products to customers outside the United States accounted for 22% of our revenue in 2002. We anticipate that international sales will continue to account for a significant portion of our revenue. Because of our dependence upon international sales, we are subject to a number of risks, including volatility in currency exchange rates, political and economic instability in other countries, the imposition of trade and tariff regulations by foreign governments, difficulties in accounts receivable collections, extended payment terms beyond those customarily offered in the United States, potentially adverse tax consequences, and the difficulties in managing operations across disparate geographic areas. In addition, most countries require technical approvals from their telecommunications regulatory agencies for products that operate in conjunction with the local telephone system. Obtaining these approvals is generally a prerequisite for sales in a given jurisdiction. Obtaining requisite approvals takes from two months to a year or more depending on the product and the jurisdiction. These or other factors may limit our ability to sell our products in other countries, which could have a material adverse effect on our business, financial condition and operating results.

We may seek to expand through acquisitions of complementary businesses, and we may not be able to successfully integrate acquired companies.

        We may seek to acquire complementary companies in the future. In addition to the difficulties we may face in identifying and consummating acquisitions, we will also be required to integrate and consolidate any acquired businesses or assets with our existing operations. Managing an acquired business entails numerous operational and financial risks, including difficulties in integrating disparate administrative, accounting and finance, and information systems, difficulties in assimilating acquired operations and new personnel, diversion of management's attention from other business concerns, and potential loss of key employees or customers of any acquired operations. Accordingly, we may be unable to successfully identify, consummate and integrate future acquisitions or operate acquired businesses profitably. Our success will depend, to a significant extent, on the ability of our executive officers and other members of senior management to respond to these challenges effectively. If we are unable to integrate successfully an acquired company, our future growth may suffer, and our results of operations could be harmed.

Risks Related to Our Financial Results

Our operating results are likely to fluctuate significantly and cause our stock price to be volatile, which could cause the value of your investment to decline.

        Our operating results are likely to fluctuate in the future due to a variety of factors, many of which are outside of our control. If our operating results do not meet the expectations of securities analysts, the trading price of our common stock could significantly decline. This may cause the value of your investment in our company to decline. In addition, the value of your investment could be affected by investor perception of our industry or our prospects generally, independent of our operating performance. Some of the factors that could affect our operating results or the market price of our common stock include:

  •
  our ability to cope with difficult conditions in the economy in general, and the telecommunications market in particular;

  •
  our ability to formulate and implement effective strategies to respond to changing market requirements and conditions;

  •
  cancellation or rescheduling of orders for our products;

  •
  our ability to collect accounts receivable from customers that have been adversely affected by the difficult economic conditions;

  •
  our ability to develop, manufacture, market and support our products and product enhancements;

  •
  the timing and number of orders for our products, which have historically been weighted more heavily toward the last month of each quarter and the second and fourth quarters of each year;

  •
  we typically experience lower revenue in the third quarter, due to customer summer vacation schedules, particularly in Europe, and to a lesser extent, the first quarter of each year;

  •
  our ability to hire, train and retain key management, sales, marketing and engineering personnel;

  •
  announcements or technological innovations by our competitors or in competing technologies;

  •
  our ability to obtain sufficient supplies of sole or limited source components for our products;

  •
  a decrease in the average selling prices of our products;

  •
  changes in costs of components that we include in our products;

  •
  the mix of products that we sell and the mix of distribution channels through which they are sold; and

  •
  a decrease in the demand for our common stock.

        Due to these and other factors, revenue, expenses and operating results could vary significantly in the future, and period-to-period comparisons should not be relied upon as indications of future performance.

The market price of our common stock is volatile, which could lead to losses for individual investors.

        Stock markets in general, and the market for technology stocks, including our common stock, in particular, have experienced extreme price and volume fluctuations that often have been unrelated, or disproportionate, to the operating performance of those companies. The market for our common stock has been and is likely to continue to be volatile. Many factors could cause the trading price of our common stock to fluctuate substantially, including the following:

  •
  future announcements concerning our business, technology, acquisitions, strategic partnerships, management, customers or competitors;

  •
  introduction of new products or changes in product pricing policies by us, our competitors or our customers;

  •
  changes in earnings estimates by securities analysts or announcements of results of operations that are not aligned with the expectations of analysts and investors;

  •
  changes in market valuations of similar companies;

  •
  reduced spending for telecommunications hardware and software;

  •
  the economic and competitive conditions in the telecommunications sectors in which our customers operate; and

  •
  general economic conditions and stock market trends.

        In the past, following periods of volatility in the market price of a particular company's securities, securities class action litigation has often been brought against that company. Many technology companies have been subject to this type of litigation. This type of litigation, if instituted against us, could result in substantial costs and a diversion of our management's attention and resources.

Our corporate documents may prevent a change in control or management that stockholders consider desirable.

        Our charter and by-laws contain provisions that might enable our management to resist a takeover of our company. In addition, our board of directors has adopted a shareholder rights plan. These provisions and our shareholder rights plan could have the effect of delaying, deferring, or preventing a change in control of Brooktrout or a change in our management that stockholders consider favorable or beneficial. They could discourage proxy contests and make it more difficult for you and other stockholders to elect directors and take other corporate actions. They also could limit the price that investors may be willing to pay in the future for shares of our common stock.

We may need additional financing in the future, and any additional financing may result in restrictions on our operations or substantial dilution to our stockholders.

        We may need to raise additional funds in the future, for example, to develop new technologies, support our expansion, respond to competitive pressures, acquire complementary businesses or respond to unanticipated situations. We may try to raise additional funds through public or private financings, strategic relationships or other arrangements. Our ability to obtain debt or equity funding will depend on a number of factors, including market conditions, our operating performance and investor interest. Additional funding may not be available to us on acceptable terms or at all. If adequate funds are not available, we may be required to revise our business plan to reduce expenditures, including curtailing our growth strategies, foregoing acquisitions or reducing our product development efforts. If we succeed in raising additional funds through the issuance of equity or convertible securities, the issuance could result in substantial dilution to existing stockholders. If we raise additional funds through the issuance of debt securities or preferred stock, these new securities would have rights, preferences and privileges senior to those of the holders of our common stock. The terms of these securities, as well as any borrowings under our bank line of credit agreement, could impose restrictions on our operations.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

        We invest cash balances in excess of operating requirements in short-term securities, generally with maturities of 90 days or less on the date of purchase. These securities consist of U.S. government notes and bonds, commercial paper, and certificates of deposit. We invest in marketable debt securities that consist of notes and bonds of various Federal agencies, as well as corporate commercial paper, with maturities greater than 90 days on the date of purchase. If we were to experience a 1% increase in the effective interest rate, the effect on the carrying value of marketable debt securities would be a decrease of $159,000. Our securities are considered available-for-sale for accounting purposes and any unrealized gain or loss is deferred as a component of other comprehensive income (loss). In addition, our working capital line of credit provides for borrowings that bear interest at a variable rate equal to the lender's prime rate. As of December 31, 2002, the Company did not have any borrowings outstanding under this line of credit and was not exposed to market risk. Other than the issuance of letters of credit and using the credit line to secure immaterial foreign currency forward contracts, there have been no borrowings under the line during the past three years. The line of credit expires on June 30, 2003. We anticipate that the line of credit will be renewed on substantially the same terms as the existing line of credit. We believe that the effects, if any, of possible near-term changes in interest rates on our financial position, results of operations and cash flows will not be material.

        The Company generally conducts business denominated in U.S. dollars. We do, however, operate facilities overseas and we therefore also conduct some business in other currencies. The impact of changes in currency rates on our consolidated results of operations has not been significant in any period presented. Substantially all of our revenue is denominated in U.S. dollars, as are the significant majority of our expenses. We manage our exposure to foreign currency market risks through regular operating and financing activities, and occasionally through the use of foreign currency forward exchange contracts. As of December 31, 2002, a 10% appreciation or depreciation in foreign currency exchange rates from the prevailing market rates would have had an immaterial impact on our financial position, results of operations and cash flows, due to the relatively immaterial number of transactions occurring in currencies other than the U.S. dollar.

Item 8. Financial Statements and Supplementary Data

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Brooktrout, Inc.:

        We have audited the accompanying consolidated balance sheets of Brooktrout, Inc. and its subsidiaries (the "Company") as of December 31, 2002 and 2001, and the related consolidated statements of operations, comprehensive income (loss), stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Brooktrout, Inc. and its subsidiaries as of December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP
Boston, Massachusetts
February 14, 2003

BROOKTROUT, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	December 31,
	2002	2001
Assets
Current assets:
Cash and cash equivalents	$23,685	$22,425
Marketable debt securities	18,103	15,700
Accounts receivable (less allowances for doubtful accounts and sales returns of $1,679 in 2002 and $2,074 in 2001)	8,853	8,870
Inventory	6,797	11,954
Income tax receivable	6,236	4,635
Deferred tax assets	3,856	9,168
Prepaid expenses	1,137	1,022

Total current assets	68,667	73,774
Equipment and furniture, less accumulated depreciation and amortization	3,404	5,136
Deferred tax assets	9,341	6,981
Intangible assets, less accumulated amortization	7,412	8,944
Investments	—	1,451
Other assets	1,511	2,601

Total assets	$90,335	$98,887

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$5,715	$6,436
Accrued expenses	5,104	7,303
Accrued compensation and commissions	2,141	2,858
Accrued warranty costs	1,060	789
Customer deposits	883	697
Net liabilities related to discontinued operations	125	990

Total current liabilities	15,028	19,073
Deferred rent	209	242

Total liabilities	15,237	19,315
Commitments and contingencies (Note 15)
Stockholders' equity:
Preferred stock, $1.00 par value; authorized 100,000 shares; issued and outstanding, none	—	—
Common stock, $0.01 par value; authorized 40,000,000 shares; issued 12,532,810 in 2002 and 12,462,242 in 2001	125	125
Additional paid-in capital	64,170	63,841
Accumulated other comprehensive loss	(64)	(52)
Notes receivable — officers	(11,760)	(11,760)
Retained earnings	26,387	31,178
Treasury stock, 255,384 shares in 2002 and 2001, at cost	(3,760)	(3,760)

Total stockholders' equity	75,098	79,572

Total liabilities and stockholders' equity	$90,335	$98,887

See notes to consolidated financial statements.

\ BROOKTROUT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Years Ended December 31,
	2002	2001	2000
Revenue	$73,491	$79,774	$141,748
Costs and expenses:
Cost of product sold	33,121	36,399	52,925
Research and development	20,658	21,517	23,508
In-process research and development	—	—	2,550
Selling, general and administrative	28,909	31,318	39,921

Total costs and expenses	82,688	89,234	118,904

Operating income (loss)	(9,197)	(9,460)	22,844
Other income (expense), net:
Net loss on investments	—	(4,923)	—
Equity in loss of affiliates	—	(4,710)	(3,298)
Interest income, net and other	995	1,108	2,081

Total other income (expense), net	995	(8,525)	(1,217)

Income (loss) before income taxes	(8,202)	(17,985)	21,627
Income tax provision (benefit)	(3,184)	(7,627)	8,717

Income (loss) from continuing operations	(5,018)	(10,358)	12,910
Discontinued operations:
Loss from discontinued operations, net of income tax benefit of $4,285	—	—	(18,174)
Gain on disposal of discontinued operations, net of income tax expense (benefit) of $(696) in 2002, $4,049 in 2001, and $(7,400) in 2000	227	7,041	1,913

Total gain (loss) from discontinued operations	227	7,041	(16,261)

Net loss	$(4,791)	$(3,317)	$(3,351)

Income (loss) per common share:
Income (loss) from continuing operations, basic	$(0.41)	$(0.85)	$1.09
Income (loss) from continuing operations, diluted	$(0.41)	$(0.85)	$1.02
Net loss, basic	$(0.39)	$(0.27)	$(0.28)
Net loss, diluted	$(0.39)	$(0.27)	$(0.26)
Weighted average shares outstanding, basic	12,226	12,150	11,827
Weighted average shares outstanding, diluted	12,226	12,150	12,684

See notes to consolidated financial statements.

BROOKTROUT, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Years Ended December 31,
	2002	2001	2000
Net loss	$(4,791)	$(3,317)	$(3,351)
Other comprehensive income (loss):
Unrealized gains (losses) on marketable debt securities, net of applicable taxes	(12)	(4)	26
Foreign currency translation adjustments	—	140	(97)

Total other comprehensive income (loss)	(12)	136	(71)

Comprehensive loss	$(4,803)	$(3,181)	$(3,422)

See notes to consolidated financial statements.

BROOKTROUT, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands, except share data)

	Common Stock		Treasury Stock				Accumulated Other Comprehensive Income (Loss)
					Additional Paid-In Capital	Notes Receivable- Officers		Retained Earnings
	Shares	Amount	Shares	Amount					Total
January 1, 2000	11,004,019	$110	247,582	$(3,447)	$42,991	$—	$(117)	$37,846	$77,383
Issuance of common stock	1,362,908	14	—	—	16,899	—	—	—	16,913
Impact of subsidiary stock option exercises	—	—	—	—	1,580	—	—	—	1,580
Notes receivable — officers	—	—	—	—	—	(11,760)	—	—	(11,760)
Purchase of treasury stock	—	—	7,802	(313)	—	—	—	—	(313)
Tax benefit of stock options	—	—	—	—	1,878	—	—	—	1,878
Unrealized gains on marketable debt securities, net of tax	—	—	—	—	—	—	26	—	26
Currency translation adjustment	—	—	—	—	—	—	(97)	—	(97)
Net loss	—	—	—	—	—	—	—	(3,351)	(3,351)

December 31, 2000	12,366,927	124	255,384	(3,760)	63,348	(11,760)	(188)	34,495	82,259
Issuance of common stock	95,315	1	—	—	493	—	—	—	494
Unrealized loss on marketable debt securities, net of tax	—	—	—	—	—	—	(4)	—	(4)
Currency translation adjustment	—	—	—	—	—	—	140	—	140
Net loss	—	—	—	—	—	—	—	(3,317)	(3,317)

December 31, 2001	12,462,242	125	255,384	(3,760)	63,841	(11,760)	(52)	31,178	79,572
Issuance of common stock	70,568	—	—	—	329	—	—	—	329
Unrealized loss on marketable debt securities, net of tax	—	—	—	—	—	—	(12)	—	(12)
Net loss	—	—	—	—	—	—	—	(4,791)	(4,791)

December 31, 2002	12,532,810	$125	255,384	$(3,760)	$64,170	$(11,760)	$(64)	$26,387	$75,098

See notes to consolidated financial statements.

BROOKTROUT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,
	2002	2001	2000
Cash flows from operating activities:
Net loss	$(4,791)	$(3,317)	$(3,351)
Adjustments to reconcile net loss to cash provided by (used in) operating activities:
Loss (gain) on disposal of discontinued operations	469	(11,090)	5,487
Depreciation and amortization	4,106	5,334	5,264
Amortization of acquired and licensed software	1,041	450	75
Equity in loss of affiliates	—	4,710	1,898
Tax benefit of stock options	—	—	1,878
Deferred income taxes	1,229	(1,692)	(12,583)
Inventory obsolescence expense	3,976	5,363	1,455
Minority interest	—	—	(7,945)
Non-cash compensation expense	—	—	818
Net loss on investments	—	4,923	—
Loss on disposal of equipment and furniture	6	140	—
Increase (decrease) in cash from changes in:
Accounts receivable	17	12,950	(406)
Inventory	1,181	2,292	(12,073)
Prepaid expenses and other assets	55	1,556	(1,389)
Current liabilities	(3,096)	(10,273)	1,362
Other working capital	—	—	1,146

Cash flows from operating activities	4,193	11,346	(18,364)
Cash flows from investing activities:
Expenditures for equipment and furniture	(848)	(1,079)	(4,865)
Acquired software and other investing	—	(331)	(2,479)
Proceeds from the sale of a business segment	—	4,927	—
Sales and maturities of marketable debt securities	18,462	2,492	—
Purchases of marketable debt securities	(20,876)	(15,668)	(1,163)
Purchases of investments	—	(3,050)	(4,558)

Cash flows from investing activities	(3,262)	(12,709)	(13,065)
Cash flows from financing activities:
Proceeds from the sale of common stock	329	494	5,153
Proceeds from exercise of subsidiary options	—	—	1,342
Purchase of treasury stock	—	—	(313)

Cash flows from financing activities	329	494	6,182

Increase (decrease) in cash and cash equivalents	1,260	(869)	(25,247)
Cash and cash equivalents, beginning of year	22,425	23,294	48,541

Cash and cash equivalents, end of year	$23,685	$22,425	$23,294

See notes to consolidated financial statements.

BROOKTROUT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Description of Business and Summary of Significant Accounting Policies and Practices

(a) Description of Business

        Brooktrout, Inc. (the "Company" or "Brooktrout") develops, manufactures and sells hardware and software products that enable the development of communications systems and services. The Company sells its products to system vendors, service providers, enterprise customers, original equipment manufacturers, and value-added resellers, both domestically and internationally, through a direct sales force and a two-tiered distribution system. Prior to February 8, 2001, the Company was organized and reported the results of its operations in the following three business segments: Brooktrout Technology, Inc. ("Brooktrout Technology"), Brooktrout Software, Inc. ("Brooktrout Software"), and Interspeed, Inc. ("Interspeed"). These segments were differentiated based upon the products provided to the marketplace, the customers served, and the distribution channels utilized. Two of these segments have been discontinued and are classified as discontinued operations for the periods presented in these condensed consolidated financial statements. See Note 2. Following the discontinuance of the Brooktrout Software and Interspeed segments, the Company's operations consist of one reportable segment, Brooktrout Technology. Disclosures included herein pertain to the Company's continuing operations unless noted otherwise.

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

(d) Cash and Cash Equivalents

        Cash equivalents include highly liquid securities with remaining maturities of three months or less at the time of purchase.

(e) Marketable Debt Securities

        Marketable debt securities at December 31, 2002 and 2001 consisted of U.S. government notes and bonds, certificates of deposit, and corporate debt securities. The Company classifies its marketable debt securities as available-for-sale and records them at fair value. Unrealized gains and losses, net of related taxes are excluded from earnings and are reported as a separate component of other comprehensive income until realized. Realized gains and losses from the sale of available-for-sale securities are determined on a specific identification basis.

        A decline in the market value of an available-for-sale security below cost, which is deemed to be other than temporary, would result in a reduction in carrying amount to fair value. The impairment would be charged to earnings and a new cost basis for the security would be established. There have been no impairments of available-for-sale securities for any of the years presented. Dividend and interest income are recognized when earned.

(f) Revenue Recognition

        Revenue from product sales is recognized upon shipment to the customer (which constitutes delivery), provided that persuasive evidence of an arrangement exists, the fee is fixed or determinable, and collection is reasonably assured. To the extent that one or more of these conditions are not met, which has occurred from time to time, revenue is deferred until such time as all four criteria are met. Revenue from sales to certain distributors is recognized on a "sell-through" basis, that is, when the distributors report to the Company that resale of the product to the ultimate customer of the distributor in question has occurred. If the Company receives a payment from a customer prior to meeting all of the revenue recognition criteria, the payment is recorded as a customer deposit or deferred revenue. The Company records a provision for estimated sales returns and allowances on product sales in the same period as the related revenue is recorded. These estimates are based on historical sales returns, analysis of credit memo data and other known factors.

(g) Warranties

        The Company provides warranties on its products for periods of up to five years. Provisions are made at the time revenue is recognized for the cost of fulfilling these commitments. Actual costs of fulfilling these warranty obligations have been within amounts estimated and provided.

(h) Concentration of Credit Risk

        The Company sells its products to various customers in the high technology industry. The Company generally requires no collateral. To reduce credit risk, the Company performs credit evaluations of its customers. The Company maintains allowances for doubtful accounts for estimated losses resulting from its customers' inability to make required payments. At December 31, 2002 and 2001, 23% and 13%, respectively, of the Company's accounts receivable were from one customer, and 13% and 4%, respectively, were from a different customer.

(i) Inventory

        Inventory is carried at the lower of cost or market. Cost is determined using the first-in, first-out method. The Company reduces the value of its inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated realizable value based upon assumptions about future demand and market conditions.

(j) Equipment and Furniture

        Equipment and furniture is recorded at cost. Depreciation and amortization is provided using the straight-line method over the estimated useful lives of the related assets (three or five years).

(k) Investments

        Investments consist of equity securities of other high technology companies. Investments in which the Company owns between 20% and 50% of the outstanding voting stock, or has the ability to exercise significant influence, are accounted for under the equity method. Investments in privately held companies, in which the Company owns less than 20% of the outstanding voting stock and does not exercise significant influence, are accounted for under the cost method. Investments accounted for under the cost method are recorded at cost and the Company regularly reviews the financial condition of the investee to determine if there has been an impairment of the carrying value. In 2001, the Company recorded an impairment totaling $3.9 million. See Note 4.

(l) Intangible Assets

        Intangible assets at December 31, 2001 included acquired technology, customer base, trademarks, in-place workforce, and goodwill associated with purchased business combinations. In 2001, the Company revised the estimated useful life of its in-place workforce intangible asset from five to three years, resulting in additional amortization expense of $0.3 million. As of December 31, 2001, the in-place workforce had been fully amortized. Acquired technology is amortized on a straight-line basis over five to ten years, while other acquired intangible assets are amortized over three to five years.

(m) Impairment

        Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Long-lived assets, other than goodwill, are evaluated using the anticipated cash flows to be generated by the assets over their useful life. Goodwill, if any, would be evaluated using the estimated fair value of the group in which goodwill resides relative to the carrying value of the group. The Company has not incurred any impairment charges in the years ended December 31, 2002, 2001, and 2000.

(n) Research and Development Costs

        Research and development costs are expensed as incurred.

(o) Income Taxes

        Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to the differences between the carrying value of existing assets and liabilities and their respective tax bases and for operating loss and credit carry forwards. These assets and liabilities are measured using the enacted tax rates and laws that are expected to be in effect at the time the differences are expected to reverse. The Company believes that it is more likely than not that future operations will generate sufficient taxable income to realize the majority of the deferred tax assets. Valuation allowances are provided to the extent that recoverability of tax assets is unlikely.

(p) Fair Value of Financial Instruments

        Financial instruments held or used by the Company consist of cash and cash equivalents, marketable debt securities, accounts receivable, accounts payable, accrued expenses and letters of credit issued under the Company's line of credit. See Note 9. Marketable debt securities are carried at fair value. Management believes that carrying value approximates fair value for all other financial instruments due to their short-term nature.

(q) Stock-Based Compensation

        The Company uses the intrinsic value method to measure compensation expense associated with the grants of stock options or awards to employees. The Company accounts for stock options and awards to non-employees using the fair value method.

        Under the intrinsic value method, compensation associated with stock awards to employees is determined as the difference, if any, between the current fair value of the underlying common stock on the date compensation is measured and the price an employee must pay to exercise the award. The measurement date for employee awards is generally the date of grant. Under the fair value method, compensation associated with stock awards to non-employees is determined based on the estimated fair value of the award itself, measured using either current market data or an established option pricing model. The measurement date for non-employee awards is generally the date that performance of certain services is complete.

        Had the Company used the fair value method to measure compensation related to stock awards to employees, reported income (loss) from continuing operations and earnings per share would have been as follows:

	Years Ended December 31,
	2002	2001	2000
	(in thousands, except per share data)
Income (loss) from continuing operations, as reported	$(5,018)	$(10,358)	$12,910
Stock based compensation recorded	—	—	—
Pro forma stock based compensation, net of tax	6,422	6,791	5,765

Income (loss) from continuing operations, pro forma	$(11,440)	$(17,149)	$7,145

Basic income (loss) per common share	$(0.94)	$(1.41)	$0.60
Diluted income (loss) per common share	$(0.94)	$(1.41)	$0.56

        For purposes of determining the disclosure required by SFAS No. 123, the fair value of options on their grant date is measured using the Black/Scholes option-pricing model. Key assumptions used to apply this pricing model were as follows:

	Years Ended December 31,
	2002	2001	2000
Risk-free interest rate	4.3%	4.8%	4.9%
Expected life of option grants (years)	4.3	4.4	4.7
Expected volatility of underlying stock	65%	95%	121%

        The estimated weighted average fair value of option grants made during 2002, 2001, and 2000 was $2.67, $4.05, and $17.80, respectively, per option.

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

        A reconciliation of weighted average shares used for the basic and diluted computations is as follows:

	Years Ended December 31,
	2002	2001	2000
Weighted average shares for basic	12,226,000	12,150,000	11,827,000
Dilutive effect of stock options	—	—	857,000

Weighted average shares for diluted	12,226,000	12,150,000	12,684,000

        Stock options to purchase 3,545,893 shares, 3,036,067 shares, and 1,445,920 shares were excluded from the computation of diluted earnings per share in 2002, 2001, and 2000, respectively. These options were excluded from the calculation as to include them would have been antidilutive.

(s) Foreign Currency Translation

        Gains and losses resulting from foreign currency transactions, which are denominated in a currency other than the entity's functional currency, are included in the consolidated statements of operations as interest income, net and other. Gains and losses related to foreign currency transactions have not been material in any periods presented. Balance sheet accounts of the Company's foreign operations are translated from foreign currencies into U.S. dollars at year end exchange rates, while income and expenses are translated at average exchange rates during the year with any gains or losses recorded as a component of accumulated other comprehensive loss in stockholders' equity.

(t) Reclassifications

        Certain amounts in the 2001 and 2000 consolidated financial statements have been reclassified to conform to the 2002 presentation.

(u) Recent Accounting Pronouncements

        The Company has adopted Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." These pronouncements provide guidance on the accounting for the acquisition of businesses and intangible assets, including goodwill, which arise from such activities. SFAS No. 142 provides that goodwill and other acquired intangible assets with indefinite useful lives resulting from business combinations can no longer be amortized to expense, but rather requires an annual assessment of impairment and, if necessary, adjustments to the carrying value of goodwill. The adoption of SFAS Nos. 141 and 142 did not have a material effect on the Company's consolidated financial statements. As of January 1, 2002, the Company had no intangible assets with indefinite useful lives. Included in intangible assets are amounts allocated to workforce-in-place, which SFAS No. 142 requires be reclassified to goodwill; such assets were fully amortized prior to January 1, 2002, and as a result, no adjustments or reclassifications were required.

        The Company has adopted SFAS No. 144, "Accounting for the Impairment of Disposal of Long-Lived Assets." SFAS No. 144 establishes a single accounting model for impairment or disposal of long-lived assets, including discontinued operations. The adoption of SFAS No. 144 did not have a material effect on the Company's consolidated financial statements and had no effect on the accounting applied to the discontinued businesses described in Note 2. The Company will continue to account for and present discontinued operations relative to these businesses in accordance with Accounting Principles Board ("APB") Opinion No. 30.

        In June 2002, the Financial Accounting Standard Board ("FASB") issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This pronouncement is effective for exit or disposal activities that are initiated after December 31, 2002, and requires these costs to be recognized when the liability is incurred and not at project initiation. The Company does not expect that the adoption of SFAS No. 146 will have a material impact on the Company's operations or financial position.

        In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," which expands previously issued accounting guidance and disclosure requirements for certain guarantees. The Interpretation requires an entity to recognize an initial liability for the fair value of an obligation assumed by issuing a guarantee. The provision for initial recognition and measurement of the liability will be applied on a prospective basis to guarantees issued or modified after December 31, 2002. The Company does not expect that Interpretation No. 45 will have a material impact on the Company's operations or financial position. Disclosures required by Interpretation No. 45 have been included in these financial statements.

        In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of FASB Statement No. 123," which provides optional transition guidance for those companies electing to voluntarily adopt the accounting provisions of SFAS No. 123. In addition, the statement mandates certain interim disclosures that are incremental to those required by SFAS No. 123. The Company will continue to apply the intrinsic value based method to account for stock options granted to employees in accordance with APB Opinion No. 25 and account for stock option awards to non-employees in accordance with SFAS No. 123. As such, the Company does not expect that this standard will have a material impact on the Company's operations or financial position. The Company has adopted the disclosure-only provisions of SFAS No. 148 as of December 31, 2002.

2. Discontinued Operations

        On February 8, 2001, the Company's Board of Directors adopted formal plans to discontinue its Brooktrout Software and Interspeed segments.

        Brooktrout Software—On April 16, 2001, the Company sold Brooktrout Software to Sonexis, Inc. ("Sonexis"), formerly known as eYak, Inc., for approximately $4.9 million in cash and 3,374,054 shares of Sonexis preferred stock (the "Sonexis Shares"), which represented approximately 6 percent of Sonexis's aggregate outstanding shares at the date of the transaction. The Sonexis Shares were independently valued at $5.4 million ($1.59 per share) and were classified as a cost basis, long-term investment. The sale of Brooktrout Software resulted in a net gain on disposal of discontinued operations of $7.0 million, net of taxes, during the year ended December 31, 2001. This net gain included the reversal of accruals for estimated costs charged in 2000, which will no longer be incurred as a direct result of the sale.

        On March 12, 2002, the Company and Sonexis reached an agreement resolving various post-closing adjustments and indemnification claims of both parties that had been asserted in connection with the sale of Brooktrout Software. As part of this agreement, the Company agreed to exchange the Sonexis Shares, received by the Company as partial consideration for the sale of Brooktrout Software, for an immediate and final resolution and release of substantially all claims related to the sale of Brooktrout Software. The Sonexis Shares had been classified in the Company's financial statements as a cost basis investment at December 31, 2001. The effect of this settlement was a pre-tax non-cash charge to discontinued operations of $1.5 million related to the exchange of Sonexis Shares, offset by a pre-tax gain of $0.6 million to reduce net liabilities related to discontinued operations to zero. This net pre-tax non-cash charge was offset by an income tax benefit of $0.9 million. The income tax benefit related primarily to net deferred tax liabilities, which are no longer required due to the final settlement of the transaction. As of December 31, 2002, the Company has no remaining liabilities related to Brooktrout Software.

        Interspeed.—Prior to September 24, 1999, the Company owned 100% of Interspeed. On September 24, 1999, Interspeed sold 2,000,000 shares of its common stock in an initial public offering at a price of $12.00 per share pursuant to a registration statement on Form S-1, as amended, under the Securities Act of 1933, as amended (the "Offering"). In conjunction with the Offering, the Company sold 1,925,000 shares of Interspeed common stock that it owned. As of December 31, 1999, the Company owned approximately 57% of the Interspeed common shares outstanding and included Interspeed as one of its consolidated subsidiaries. As a result of the Board of Director's formal adoption of plans to discontinue the Interspeed segment, the 2000 loss from discontinued operations included the Company's share of operating losses up to the amount of the investment in Interspeed, and the Company's commitment under a $2.5 million line of credit.

        In January 2001, the Board of Directors of Interspeed announced that it was curtailing operations and liquidating the remaining assets for the benefit of creditors. The Company is a creditor of Interspeed. The Company received net proceeds from the Interspeed creditors' trust of $0.4 million during the year ended December 31, 2002. These proceeds resulted in an after tax net gain from discontinued operations of $0.2 million for the year ended December 31, 2002. As of December 31, 2002, net liabilities related to discontinued operations consisted of $0.1 million of anticipated remaining expenses associated with the discontinuance of the Interspeed business.

        Summarized financial information for discontinued segments is as follows:

	Years ended December 31,
	2002	2001	2000
	(in thousands)
Revenue:
Brooktrout Software	$—	$—	$9,487
Interspeed	—	—	3,169

Total revenue	$—	$—	$12,656

Loss from discontinued operations:
Brooktrout Software, net of income taxes	$—	$—	$(4,212)
Interspeed, net of income taxes	—	—	(13,962)

Total loss from discontinued operations	$—	$—	$(18,174)

Gain (loss) on disposal of discontinued operations:
Brooktrout Software, net of income taxes	$28	$7,041	$(2,820)
Interspeed, net of income taxes	199	—	4,733

Gain on disposal of discontinued operations	$227	$7,041	$1,913

        Basic and diluted per share amounts for discontinued operations are as follows:

	Years ended December 31
	2002	2001	2000
Loss from discontinued operations per common share:
Basic	$—	$—	$(1.54)
Diluted	—	—	(1.43)
Gain on disposal of discontinued operations per common share:
Basic	0.02	0.58	0.16
Diluted	0.02	0.58	0.15

3. Marketable Debt Securities

        The Company has classified all its marketable debt securities as available-for-sale. There were no material realized or unrealized gains recognized during the years ended December 31, 2002 and 2001.

        Marketable debt securities consisted of the following:

	Amortized Cost	Market Value
	(in thousands)
December 31, 2002:
U.S. government notes and bonds	$7,520	$7,532
Corporate debt securities	10,644	10,571

Total	$18,164	$18,103

December 31, 2001:
U.S. government notes and bonds	$6,007	$5,996
Corporate debt securities	8,579	8,554
Certificates of deposit	1,150	1,150

Total	$15,736	$15,700

4. Investments

        At December 31, 2002, the Company had an investment in Pelago Networks, Inc. ("Pelago") that is accounted for using the cost method. This investment has been written down to zero on the Company's balance sheet. At December 31, 2001, the Company had one investment accounted for under the equity method, Pelago, and one investment accounted for using the cost method, Sonexis.

Pelago

        During the first quarter of 2000, the Company owned 100% of Pelago and consolidated Pelago's results in Brooktrout's financial statements. As a result of the subsequent issuance of Pelago shares in an equity financing on June 29, 2000, the Company's ownership percentage in Pelago was reduced to 28%.

        In 2001, the Company's Board of Directors authorized, and the Company participated in, an equity financing in Pelago, purchasing a total of 3,050,000 Series B preferred shares for $3.1 million. The Company's percentage ownership did not change as a result of this transaction. During 2001, the

Company recognized equity in the losses of Pelago of $3.9 million. As of December 31, 2001, the Company's investment in Pelago had been written down to zero and the Company had no further funding commitments to Pelago.

        Summarized unaudited financial information of Pelago for the year ended December 31, 2001 is as follows:

Year Ended December 31, 2001
(in thousands)
Income statement information:
Revenue	$—
Gross profit	—
Net loss	(17,688)
Financial position information:
Current assets	$2,826
Non-current assets	4,035
Current liabilities	2,746
Non-current liabilities	2,647

        In 2002, Pelago closed on an additional round of equity financing of its Series B preferred shares in which the Company did not participate. As a result of this financing, the Company's ownership percentage was reduced below 20%. The Company does not exercise significant influence over Pelago and now accounts for this investment on the cost method basis.

Sonexis

        As part of the proceeds from the sale of Brooktrout Software to Sonexis in April 2001, the Company received 3,374,054 preferred shares in Sonexis. At the time of the sale, the shares were independently valued at $5.4 million, or $1.59 per share. Subsequently, as a result of the Company's review of the financial position of Sonexis, these shares were revalued at $1.5 million as of December 31, 2001, or $0.43 per share. The Company considered this decline in fair value to be other than temporary, and accordingly, recognized a charge of $3.9 million in the statement of operations for the year ended December 31, 2001. During 2002, as a result of the settlement described in Note 2, the Company's investment in Sonexis was reduced to zero.

Telchemy

        During 2001, the Company sold, for nominal consideration, its equity interest in Telchemy, Incorporated ("Telchemy"), an investment previously accounted for under the equity method. Prior to the Company's sale of its interest in Telchemy, this investment had been written down to zero through the recognition of the Company's share of Telchemy's net losses. In 2001, equity in the losses of Telchemy totaled $0.8 million.

Other

        The Company sold a cost method investment during 2001, resulting in a realized loss of $1.0 million.

5. Inventory

        The components of inventory, net of reserves, consisted of the following:

	December 31,
	2002	2001
	(in thousands)
Raw materials	$1,076	$3,763
Work in process	740	621
Finished goods	4,981	7,570

Total	$6,797	$11,954

        The following is a rollforward of reserves provided for inventory obsolescence:

	Years Ended December 31,
	2002	2001	2000
	(in thousands)
Balance, beginning of year	$6,591	$4,832	$4,682
Provisions	3,976	5,363	1,455
Write offs	(6,658)	(3,604)	(1,305)

Balance, end of year	$3,909	$6,591	$4,832

6. Equipment and Furniture

        Equipment and furniture consisted of the following:

	December 31,
	2002	2001
	(in thousands)
Computer equipment	$8,197	$7,987
Furniture and office equipment	9,449	8,805

Total equipment and furniture	17,646	16,792
Less: accumulated depreciation and amortization	(14,242)	(11,656)

Equipment and furniture, net	$3,404	$5,136

        Equipment and furniture depreciation expense was $2.6 million, $3.4 million, and $3.5 million for the years ended December 31, 2002, 2001 and 2000, respectively.

7. Intangible Assets

        Intangible assets consisted of the following:

	December 31,
	2002	2001
	(in thousands)
Acquired technology	$12,038	$12,038
Customer base	1,264	1,264
In-place workforce	972	972
Trademarks	301	301
Goodwill	—	250

Total intangible assets	14,575	14,825
Less: accumulated amortization	(7,163)	(5,881)

Intangible assets, net	$7,412	$8,944

        Intangible asset amortization expense was $1.5 million, $2.0 million, and $1.8 million for the years ended December 31, 2002, 2001 and 2000, respectively. Amortization expense associated with these assets for years ending December 31 is anticipated to be as follows:

Year Ending December 31,	Amortization Expense
(in thousands)
2003	$1,503
2004	1,216
2005	1,216
2006	1,216
2007	1,216

8. Valuation and Qualifying Accounts

Allowances for doubtful accounts and sales returns:

        The Company's allowances for doubtful accounts and sales returns was $1.7 million, $2.1 million, and $2.6 million as of December 31, 2002, 2001, and 2000, respectively. The following is a rollforward of allowances provided for doubtful accounts and sales returns:

	Years Ended December 31,
	2002	2001	2000
	(in thousands)
Balance, beginning of year	$2,074	$2,647	$2,466
Provisions	(41)	401	435
Write offs	(354)	(914)	(201)
Other adjustments	—	(60)	(53)

Balance, end of year	$1,679	$2,074	$2,647

Accrued warranty costs:

        The Company's accrued warranty cost liability was $1.1 million, $0.8 million, and $1.5 million as of December 31, 2002, 2001, and 2000, respectively. The following is a rollforward of the accrued warranty costs:

	Years Ended December 31,
	2002	2001	2000
	(in thousands)
Balance, beginning of the year	$789	$1,499	$1,304
Provisions for claims	520	(216)	659
Costs incurred	(249)	(494)	(406)
Other adjustments	—	—	(58)

Balance, end of year	$1,060	$789	$1,499

9. Bank Line of Credit

        As of December 31, 2002, the Company has a line of credit under which it can borrow up to $5.0 million, subject to compliance with certain covenants. Any amounts borrowed under the line of credit bear interest at the lender's prime rate. The line of credit is secured by a pledge of substantially all of the assets of the Company. As of December 31, 2002, letters of credit issued against the Company's existing line totaled $1.0 million, representing the collateral required for certain lease obligations. Other than the issuance of letters of credit and using the credit line to secure immaterial foreign currency forward contracts, there have been no borrowings under the line during the past three years. The line of credit expires on June 30, 2003. The Company anticipates that the line of credit will be renewed on substantially the same terms as the existing line of credit.

10. Income Taxes

        The provision (benefit) for income taxes on continuing operations is as follows:

	Years Ended December 31,
	2002	2001	2000
	(in thousands)
Federal—current	$(5,461)	$(3,524)	$5,785
State—current	53	113	1,672
Foreign—current	28	84	186
Federal—deferred	661	(2,888)	(964)
State—deferred	(390)	(1,412)	160
Foreign—deferred	—	—	—
Tax benefit of disqualifying dispositions of stock options	—	—	1,878
Valuation allowance	1,925	—	—

Total tax provision (benefit)	$(3,184)	$(7,627)	$8,717

        During 2002, the Company received federal income tax refunds totaling $4.4 million related to 2001 net operating losses and federal tax credits. The Company paid cash for income taxes of $0.4 million, $0.5 million, and $8.3 million, in 2002, 2001, and 2000, respectively.

        A reconciliation of the statutory federal rate to the effective tax rate on continuing operations is as follows:

	Years Ended December 31,
	2002	2001	2000
Statutory tax rate	(35)%	(35)%	35%
State taxes, net of federal benefit	(3)	(5)	6
Research and development credits	(8)	(3)	(3)
Equity in loss of affiliates, not tax deductible	—	—	3
Foreign sales corporation	—	—	(1)
Valuation allowance	23	—	—
All other	(16)	1	—

Effective tax rate	(39)%	(42)%	40%

        The tax effects of significant items comprising the Company's net deferred tax position as of December 31, 2002 and 2001 are as follows:

	December 31,
	2002	2001
	(in thousands)
Current deferred tax assets:
Reserves and accruals not currently deductible for tax purposes	$3,856	$5,632
Investments, tax basis in excess of book basis	—	1,934
Tax benefit from state net operating losses	—	1,195
Other	—	407

Total current deferred tax assets	$3,856	$9,168

Long-term deferred tax assets:
Purchased research and development, capitalized for tax, expensed for book	$4,307	$4,517
Tax benefit from state net operating losses	1,854	—
Intangible assets, different amortization methods	1,307	1,254
Investments, tax basis in excess of book basis	2,165	—
Equipment and furniture, different depreciation methods	898	695
Federal tax credits	663	515
Other	72	—

Gross long-term deferred tax assets	11,266	6,981
Less: Valuation allowance	(1,925)	—

Net long-term deferred tax assets	$9,341	$6,981

        A valuation allowance was recorded against the Company's deferred tax assets from unrealized capital losses relating to its investment in Pelago. Deferred tax assets associated with state net operating losses will expire in 2006 and 2007.

11. Stockholders' Equity

        Stock Option Plans—The Company has stock option plans that provide for the grant of options to purchase up to 7,714,000 shares of common stock: the 1984 Stock Incentive Plan (the "1984 Plan"), the

1991 Executive Stock Incentive Plan (the "1991 Plan"), the Amended and Restated 1992 Stock Incentive Plan (the "1992 Plan"), the 1999 Stock Incentive Plan, as amended and restated (the "1999 Plan"), and the 2001 Stock Option and Incentive Plan (the "2001 Plan"). No further options are being granted under the 1984 Plan and the 1991 Plan. The plans provide that exercise prices are at fair value at the date of grant, in the case of incentive stock options, or at the discretion of the Board of Directors in the case of nonqualified options. Options generally vest over five years for grants prior to June 2000 and over four years for grants made after June 2000. In some instances, vesting accelerates upon the completion of certain defined milestones set by the Compensation Committee at the date of grant. There have been no option grants at exercise prices different from fair value at the date of grant under these plans.

        The 1999 Plan was adopted and amended by the Board of Directors on December 8, 1999, and was further amended on October 9, 2001. The 1999 Plan has not been approved by stockholders. Stock options may be issued under the 1999 Plan for a maximum of 1,300,000 shares of common stock of the Company. The 1999 Plan allows for granting of non-qualified options to employees who are not officers or directors.

        The following table summarizes information about the Company's equity compensation plans:

	Number of shares to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of shares remaining available for future issuance under equity compensation plans
Equity compensation plans approved by stockholders	2,469,032	$9.79	1,757,054
Equity compensation plans not approved by stockholders	1,076,861	$13.75	219,681

Total	3,545,893	$10.99	1,976,735

        The following is a summary of stock option activity under all stock option plans:

	Number of Shares	Weighted Average Exercise Price
Outstanding at January 1, 2000	3,059,440	$12.92
Granted	1,009,425	22.32
Exercised	(1,312,254)	12.47
Expired	(453,691)	16.22

Outstanding at December 31, 2000	2,302,920	16.80
Granted	1,290,811	5.68
Exercised	(19,450)	1.72
Expired	(538,214)	15.30

Outstanding at December 31, 2001	3,036,067	12.44
Granted	637,845	4.90
Exercised	(2,829)	4.25
Expired	(125,190)	15.09

Outstanding at December 31, 2002	3,545,893	$10.99

        The following table sets forth information regarding stock options outstanding at December 31, 2002:

Range of Exercise Prices	Number of Shares Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Life (years)	Number Currently Exercisable	Weighted Average Exercise Price for Currently Exercisable
$ 3.15 – $ 3.15	355,760	$3.15	8.77	113,901	$3.15
3.52 – 4.50	465,975	4.45	9.40	118,799	4.44
4.56 – 6.33	423,008	5.78	6.71	186,426	5.97
6.35 – 6.70	112,626	6.65	6.72	61,129	6.63
6.73 – 6.94	537,458	6.92	7.93	271,980	6.92
6.95 – 12.56	427,391	10.84	6.27	363,937	11.08
12.63 – 16.50	368,373	14.76	6.28	248,820	14.70
16.63 – 20.25	127,550	18.30	6.27	90,558	18.27
20.63 – 20.63	495,981	20.63	7.47	343,363	20.63
21.00 – 44.63	231,771	26.90	6.31	162,636	26.66

$ 3.15 – $44.63	3,545,893	$10.99	7.42	1,961,549	$12.77

        At December 31, 2002, 2001 and 2000, options to purchase 1,961,549, 1,214,353 and 779,397 shares, respectively, were exercisable.

        Stock Purchase Plan—The Company's Second Amended and Restated 1992 Stock Purchase Plan (the "Purchase Plan") provides for sales to participating employees of up to an aggregate of 487,500 shares of common stock, at prices that are not less than 85% of the fair market value on the beginning or ending date of the six month offering period, whichever is lower. Shares of common stock totaling 348,665 have been issued to employees under the Purchase Plan through December 31, 2002. The Company has issued 67,739, 75,866, and 50,354 shares of common stock in connection with the Purchase Plan in the years ended December 31, 2002, 2001, and 2000, respectively.

        The estimated weighted average fair value per share of grants made under the Purchase Plan during 2002, 2001, and 2000, was $1.48, $2.39, and $5.55, respectively, computed using the assumptions described in Note 1(q), with an expected life of 6 months for the option feature present in the Purchase Plan.

        Reserved Shares—The Company has reserved 5,522,628 shares of common stock for issuance upon the exercise of stock options and the purchase of stock under the Purchase Plan.

        Notes Receivable—Officers—On March 3, 2000, the Board of Directors approved a program under which executive officers of the Company financed the exercise price of stock options totaling $11.8 million in exchange for non-recourse promissory notes. The notes do not bear interest and become due and payable in full no later than the expiration of the options, which range from 2004 to 2009. Automatic repayment is required upon the sale of the common stock that is the subject of a note or within 90 days following the termination of the executive officer's employment with the Company.

12. Purchase of In-Process Research and Development

        During 2000, the Company recorded an in-process research and development charge of $2.6 million for the purchase of rights to certain in-process technology that, upon completion, was intended to result in a single cPCI circuit board that would provide an STS-1 interface. At the time of the purchase, the STS-1 project had not yet reached technological feasibility and successful development of this technology was uncertain. At the acquisition date, the technology acquired had no alternative future use. During 2001, the Company ceased development of the product for which this technology was originally intended. Expenses associated with this project, through the date the Company ceased development, were not a significant portion of the Company's overall research and development expenses in 2001 and 2000.

13. Retirement Plans

        The Company has a 401(k) retirement plan available to qualified employees. Employees may contribute up to 18% of their salary to the plan, subject to certain regulatory limitations. The Company makes discretionary contributions to the plan equal to the lesser of (i) 25% of the participant's contribution or (ii) 25% of 6% of a participant's salary. The Company contributed $0.3 million to this plan in each of the years ended December 31, 2002, 2001, and 2000.

14. Segment Reporting

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

        Product Sales—Brooktrout Technology's products are sold for applications in the New Network and for applications in Today's Network. Today's Network involves core technologies and platforms that are primarily used in business premise products such as fax, LAN fax, and voice mail. The New Network applications expand the capabilities of communications networks to allow data, voice and fax information to be distributed using packet-based data networks, such as the Internet, for portions of the transmission and also allow information to be distributed using the traditional circuit-switched telephone network. For the year ended December 31, 2002, sales of products for use in the New Network accounted for approximately 36% of total revenue as compared to 41% and 60% of total revenue for the years ended December 31, 2001 and 2000, respectively.

        Major Customers—One customer accounted for approximately 15%, 12%, and 7% of revenue for the years ended December 31, 2002, 2001, and 2000, respectively. Another customer accounted for approximately 8% and 22% of revenue for the years ended 2001 and 2000, respectively, but represented less than 1% of revenue in 2002.

        International Sales—International sales, principally exports from the United States, accounted for approximately 22%, 20%, and 16% of revenue for the years ended December 31, 2002, 2001 and 2000, respectively.

15. Commitments and Contingencies

        Litigation—From time to time, the Company is a party to legal actions that arise in the normal course of business. The Company, taking into account advice of counsel, does not believe the eventual outcome of any such pending matters will have a material effect on the Company's consolidated financial condition or results of operations.

        Operating Leases—The Company has various operating lease commitments for office and manufacturing facilities expiring through October 2006. Some of the leases contain renewal options ranging from 3 to 10 years. The Company has guaranteed the lease payments associated with certain leases for office facilities that former subsidiaries occupied. The Company's maximum liability under these guarantees aggregates $0.4 million. Sub-lease income reduces the net rent expense of these facilities.

        Rent expense for operating leases was $2.7 million, $2.4 million, and $2.1 million for each of the years ended December 31, 2002, 2001, and 2000, respectively.

  Minimum Lease Payments Under Non-Cancelable Operating Leases

Years Ending December 31,	(in thousands)
2003	$2,562
2004	2,792
2005	1,923
2006	686
2007	192
Thereafter	436

Total	$8,591

16. Selected Quarterly Financial Data (Unaudited)

	2002 Quarter Ended				2001 Quarter Ended
	Mar. 31	June 30	Sept. 30	Dec. 31	Mar. 31	June 30	Sept. 30	Dec. 31
	(in thousands, except per share data)
Revenue	$18,422	$18,798	$18,510	$17,761	$27,063	$17,844	$17,213	$17,654
Gross profit	9,624	10,066	10,287	10,393	15,868	9,395	8,945	9,167
Loss from continuing operations	(1,888)	(1,512)	(629)	(989)	(430)	(2,735)	(5,188)	(2,005)
Net income (loss)	(1,808)	(1,512)	(482)	(989)	1,220	1,688	(5,188)	(1,037)
Loss per common share:
Continuing operations, basic and diluted	$(0.15)	$(0.12)	$(0.05)	$(0.08)	$(0.04)	$(0.23)	$(0.43)	$(0.16)
Net income (loss), basic and diluted	$(0.15)	$(0.12)	$(0.04)	$(0.08)	$0.10	$0.14	$(0.43)	$(0.09)

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        Not applicable.

PART III

Item 10. Directors and Executive Officers of the Registrant

        The information appearing under the captions "Proposal One: Election of Class II Director," "Information about Continuing Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in our definitive Proxy Statement for our 2003 Annual Meeting of Stockholders, to be filed with the SEC pursuant to Regulation 14A, not later than 120 days after the close of the fiscal year, is incorporated into this report by reference.

        Our executive officers as of March 27, 2003 are as follows:

Name	Age	Position
Eric R. Giler	47	President and Director
David W. Duehren	45	Vice President of Research and Development, Clerk and Director
Robert C. Leahy	50	Vice President of Finance and Operations, and Treasurer
Heather J. Magliozzi	40	Vice President of Marketing
Ronald J. Bleakney	58	Senior Vice President of Worldwide Sales
R. Andrew O'Brien	44	Vice President of Business Development
John W. Ison	47	Vice President of Product Management
Steven J. Bielagus	51	Vice President of Engineering
Jonathan J. Sirota	61	Vice President

        Eric R. Giler is a founder and has been President and a director since our inception in 1984. Prior to founding Brooktrout, Mr. Giler worked primarily in the area of technical marketing and sales as a product manager with Teradyne, Inc. and as an applications engineering manager for Intec Corp. Mr. Giler is the former Chairman of the Massachusetts Telecommunications Council and a current board member. He received a Bachelor of Science degree from Carnegie-Mellon University and a Master of Business Administration degree from the Harvard Business School. Mr. Giler serves on the board of Netegrity, Inc., a provider of identity and access management solutions.

        David W. Duehren is a founder and has been Vice President of Research and Development and a director since our inception in 1984. Mr. Duehren is the former chairman of the Telecommunications Industry Association Committee TR29.1, the subcommittee responsible for Group 3 fax enhancements, and also contributes to worldwide International Telecommunications Union—Telephony (ITU-T) and Internet Engineering Task Force (IETF) standards. Mr. Duehren is also a member of the Institute of Electrical Electronic Engineers (IEEE). Mr. Duehren received a Bachelor of Science degree and Master of Science degree in Electrical Engineering from the Massachusetts Institute of Technology.

        Robert C. Leahy has been Vice President of Finance and Operations and Treasurer of Brooktrout since March 1988. Prior to joining us, Mr. Leahy held the position of corporate controller and treasurer for Cambridge Robotics. Mr. Leahy is an active member in the Financial Executive Institute. Mr. Leahy received a Bachelor of Science degree in accounting and a Master of Business Administration degree from Bentley College.

        Heather J. Magliozzi has been Vice President of Marketing since November 2002. Ms. Magliozzi was Vice President of Corporate Communications from August 1998 to November 2002, Director of Marketing from April 1996 to July 1998, and Marketing Communications Manager from August 1994 to April 1996. Ms. Magliozzi was a Marketing Manager for NEC Technologies from January 1985 to July 1994. Ms. Magliozzi received a Bachelor of Arts degree in English and Communications from Boston College.

        Ronald J. Bleakney has been Senior Vice President of Worldwide Sales since November 2002. Mr. Bleakney directed the North American sales and marketing operations for Surf Communication Solutions, Inc., a provider of software-based access solutions, from August 1999 through June 2002. From April 1990 through June 1999, Mr. Bleakney held the positions of Vice President of Sales and Marketing, and Senior Vice President of Sales at NMS Communications Corporation, a provider of communications products and services. Mr. Bleakney received both a B.S.B.A. and a Master of Business Administration degree from Boston College.

        R. Andrew O'Brien has been Vice President of Business Development since November 2002. From January 2001 to November 2002, Mr. O'Brien was Vice President and General Manager of our New Public Networks Group. Mr. O'Brien was Vice President of Business Development from July 1998 to January 2001, Vice President of Marketing and Business Development from July 1993 to June 1998, and Director of Marketing and Business Development from January 1993 to June 1993. Mr. O'Brien was a consultant with McKinsey & Company, Inc. from September 1986 to January 1993. Mr. O'Brien received a Bachelor of Arts degree from Yale University and a Master of Business Administration degree from the Harvard Business School.

        John W. Ison has been Vice President of Product Management since November 2002. From January 2001 to November 2002, Mr. Ison was Vice President and General Manager of our Enterprise Markets Group. Mr. Ison was Vice President and General Manager of our Voice Technology Division from April 1999 to January 2001. Prior to joining us, Mr. Ison was Vice President of Marketing at Live Picture, Inc., a provider of solutions for delivering images over the Internet, and President and CEO at Newfire, Inc., a provider of web-based software solutions. Mr. Ison received a Bachelor of Science and a Master of Science in Management from the Massachusetts Institute of Technology and a Master of Science in Engineering from Dartmouth College.

        Steven J. Bielagus has been Vice President of Engineering since March 2003. From March 2001 through February 2003, Mr. Bielagus was Vice President of Engineering at Sockeye Networks, Inc., a provider of routers for integrating local and global Internet traffic. From July 1999 through January 2002, Mr. Bielagus was Senior Vice President of Operations at IronBridge Networks, Inc. a provider of Internet protocol routers. From 1988 to 1989, Mr. Bielagus was Vice President of Engineering at the Pen Computing Group of A.T. Cross Company, which develops pen-based products that facilitate electronic communications. Mr. Bielagus received a Bachelor of Science Degree in Electrical Engineering from the Massachusetts Institute of Technology.

        Jonathan J. Sirota has been a Vice President since January 1994. Mr. Sirota was General Manager of the Data Technology Division of Brooktrout from September 1998 to January 2001. Mr. Sirota was Vice President of Engineering from January 1994 to August 1998. Mr. Sirota was Senior Vice President of Engineering and Operations for ERGO Computing, Inc. from March 1989 to January 1994. Mr. Sirota received a Bachelor of Science degree in Electrical Engineering from Rensselaer Polytechnic Institute and a Master of Science degree in Electrical Engineering from Massachusetts Institute of Technology.

Item 11. Executive Compensation

        Information in response to this Item appears under the captions "Information about Executive Compensation" and "Compensation of Directors" in our definitive Proxy Statement for our 2003

Annual Meeting of Stockholders, to be filed with the SEC pursuant to Regulation 14A, not later than 120 days after the close of the fiscal year, and is incorporated into this report by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        Information in response to this Item appears in Note 11 of the notes to consolidated financial statements in Item 8 of this report and under the captions "Equity Compensation Plan Information" and "Information about Stock Ownership" in our definitive Proxy Statement for our 2003 Annual Meeting of Stockholders, to be filed with the SEC pursuant to Regulation 14A, not later than 120 days after the close of the fiscal year, and is incorporated into this report by reference.

Item 13. Certain Relationships and Related Transactions

        Information in response to this Item appears under the caption "Related-Party Transactions" in our definitive Proxy Statement for our 2003 Annual Meeting of Stockholders, to be filed with the SEC pursuant to Regulation 14A, not later than 120 days after the close of the fiscal year, and is incorporated into this report by reference.

Item 14. Controls and Procedures

  (a)
  Evaluation of disclosure controls and procedures.

        Based on their evaluation of our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934) as of a date within 90 days of the filing date of this annual report, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and are operating in an effective manner.

  (b)
  Changes in internal controls.

        There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their most recent evaluation.

PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a, d)

  (1)
  Financial Statements

    The following are included in Part II of this Annual Report on Form 10-K:

Independent Auditors' Report
Consolidated Balance Sheets at December 31, 2002 and 2001
Consolidated Statements of Operations for the years ended December 31, 2002, 2001 and 2000
Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2002, 2001 and 2000
Consolidated Statements of Stockholders' Equity for the years ended December 31, 2002, 2001 and 2000
Consolidated Statements of Cash Flows for the years ended December 31, 2002, 2001 and 2000
Notes to Consolidated Financial Statements
  (2)
  Financial Statement Schedules

        Schedules are omitted because they are either not required or the required information is provided in the consolidated financial statements or notes thereto.

  (3)
  Exhibits

        Exhibits filed herewith or incorporated herein by reference are set forth in Item 15(c) below.

(b)
Reports on Form 8-K

        None.

(c)
Exhibits

Exhibit No.	Title
2.1	Asset Purchase Agreement by and among BTGP, Inc. and Brooktrout Technology Europe Limited dated December 17, 1998 is hereby incorporated by reference from Exhibit 2.1 to Current Report on Form 8-K filed with the SEC on December 29, 1998 (File No. 000-20698).
2.2
Asset Purchase Agreement by and among BTINH Operating Company, Inc. and Netaccess, Inc. dated June 30, 1997 is hereby incorporated by reference from Exhibit 2.1 to Current Report on Form 8-K filed with the SEC on July 14, 1997 (File No. 000-20698).
3.1
Restated Articles of Organization of Brooktrout, Inc. are hereby incorporated by reference from Exhibit 3.1 to Annual Report on Form 10-K for the fiscal year ended December 31, 1999 filed with the SEC on March 30, 2000 (File No. 000-20698).
3.2
Articles of Amendment to the Restated Articles of Organization of Brooktrout, Inc. are hereby incorporated by reference from Exhibit 3.2 to Annual Report on Form 10-K for the fiscal year ended December 31, 1999 filed with the SEC on March 30, 2000 (File No. 000-20698).

3.3
Articles of Amendment to the Restated Articles of Organization of Brooktrout, Inc. are hereby incorporated by reference from Exhibit 3.3 to Amendment No. 2 to the quarterly report on Form 10-Q/A for the fiscal quarter ended June 30, 2000 filed with the SEC on November 17, 2000 (File No. 000-20698).
3.4
Amended and Restated By-laws of Brooktrout, Inc. are hereby incorporated by reference from Exhibit 3.4 to Annual Report on Form 10-K for the fiscal year ended December 31, 2001 filed with the SEC on March 25, 2002 (File No. 000-20698).
4.1
Shareholder Rights Agreement, dated as of September 9, 1998, between Brooktrout, Inc. and State Street Bank and Trust Company, as Rights Agent is hereby incorporated by reference from Exhibit 4.1 to Registration Statement on Form 8-A filed with the SEC on September 14, 1998 (File No. 000-20698).
4.2
Amendment No. 1 to Shareholder Rights Agreement, dated as of March 1, 2002, between Brooktrout, Inc., State Street Bank and Trust Company, as Rights Agent, and EquiServe Trust Company, N.A. as successor Rights Agent, is hereby incorporated by reference from Exhibit 4.2 to Annual Report on Form 10-K for the fiscal year ended December 31, 2001 filed with the SEC on March 25, 2002 (File No. 000-20698).
10.1
Lease between Brooktrout, Inc. and Trustees of Needham 152 Second Avenue Trust dated April 7, 1997 is hereby incorporated by reference from Exhibit 10.1 to Annual Report on Form 10-K for the fiscal year ended December 31, 1997, as filed with the SEC on March 30, 1998 (File No. 000-20698).
10.2
Lease between Brooktrout, Inc. and NAM Partners, L.P. dated December 28, 1998 is hereby incorporated by reference from Exhibit 10.2 to Annual Report on Form 10-K for the fiscal year ended December 31, 1998, as filed with the SEC on March 30, 1999 (File No. 000-20698).
10.3
Assignment and Assumption of Lease between Brooktrout, Inc. and Lucent Technologies Inc. dated December 17, 1998 is hereby incorporated by reference from Exhibit 10.3 to Annual Report on Form 10-K for the fiscal year ended December 31, 1998, as filed with the SEC on March 30, 1999 (File No. 000-20698).
10.4
Lease between Brooktrout, Inc. and Pacific Gateway Properties, Inc., dated August 15, 1995, as amended is hereby incorporated by reference from Exhibit 10.4 to Annual Report on Form 10-K for the fiscal year ended December 31, 1998, as filed with the SEC on March 30, 1999 (File No. 000-20698).
10.5
Brooktrout, Inc. Amended and Restated 1992 Stock Incentive Plan is hereby incorporated by reference from Exhibit 10.5 to Annual Report on Form 10-K for the fiscal year ended December 31, 2001 filed with the SEC on March 25, 2002 (File No. 000-20698).
10.6
Brooktrout, Inc. Second Amended and Restated 1992 Stock Purchase Plan is hereby incorporated by reference from Exhibit 4.2 to Registration Statement on Form S-8 filed with the SEC on December 28, 2001 (File No. 333-76074).
10.7
First Amendment to Brooktrout, Inc. Second Amended and Restated 1992 Stock Purchase Plan is hereby incorporated by reference from Exhibit 4.3 to Registration Statement on Form S-8 filed with the SEC on December 28, 2001 (File No. 333-76074).
10.8	Brooktrout, Inc. 1999 Stock Incentive Plan is hereby incorporated by reference from Exhibit 4.1 to Registration Statement on Form S-8 filed with the SEC on June 30, 2000 (File No. 333-40644).

10.9
First Amendment to Brooktrout, Inc. 1999 Stock Incentive Plan is hereby incorporated by reference from Exhibit 4.2 to Registration Statement on Form S-8 filed with the SEC on June 30, 2000 (File No. 333-40644).
10.10
Second Amendment to Brooktrout, Inc. 1999 Stock Incentive Plan is hereby incorporated by reference from Exhibit 4.6 to Registration Statement on Form S-8 filed with the SEC on December 28, 2001 (File No. 333-76074).
10.11
Brooktrout, Inc. 2001 Stock Option and Incentive Plan is hereby incorporated by reference from Exhibit 4.1 to Registration Statement on Form S-8 filed with the SEC on December 28, 2001 (File No. 333-76074).
21	List of Subsidiaries of Brooktrout, Inc. is filed herewith.
23	Independent Auditors' Consent of Deloitte & Touche LLP is filed herewith.
99.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, is filed herewith.
99.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, is filed herewith.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, as of March 27, 2003.

BROOKTROUT, INC.
By:	/s/ ERIC R. GILER Eric R. Giler President

        Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed by the following persons, on behalf of the registrant and in the capacities and indicated, as of March 27, 2003.

Signatures	Title

/s/ ERIC R. GILER Eric R. Giler	President and Director (Principal Executive Officer)
/s/ ROBERT C. LEAHY Robert C. Leahy	Vice President of Finance and Operations, and Treasurer (Principal Financial and Accounting Officer)
/s/ DAVID W. DUEHREN David W. Duehren	Director
/s/ ROBERT G. BARRETT Robert G. Barrett	Director
/s/ DAVID L. CHAPMAN David L. Chapman	Director
/s/ W. BROOKE TUNSTALL W. Brooke Tunstall	Director

CERTIFICATIONS

I, Eric R. Giler, President of Brooktrout, Inc. (the "Company"), certify that:

1.
I have reviewed this annual report on Form 10-K of the Company for the year ended December 31, 2002;

2.
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.
The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c)
presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)
any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.
The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 27, 2003	By:	/s/ ERIC R. GILER Eric R. Giler President (Principal Executive Officer)

I, Robert C. Leahy, Vice President of Finance and Operations of Brooktrout, Inc. (the "Company"), certify that:

1.
I have reviewed this annual report on Form 10-K of the Company for the year ended December 31, 2002;

2.
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.
The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c)
presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)
any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.
The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 27, 2003	By:	/s/ ROBERT C. LEAHY Robert C. Leahy Vice President of Finance and Operations (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Title
2.1
Asset Purchase Agreement by and among BTGP, Inc. and Brooktrout Technology Europe Limited dated December 17, 1998 is hereby incorporated by reference from Exhibit 2.1 to Current Report on Form 8-K filed with the SEC on December 29, 1998 (File No. 000-20698).
2.2
Asset Purchase Agreement by and among BTINH Operating Company, Inc. and Netaccess, Inc. dated June 30, 1997 is hereby incorporated by reference from Exhibit 2.1 to Current Report on Form 8-K filed with the SEC on July 14, 1997 (File No. 000-20698).
3.1
Restated Articles of Organization of Brooktrout, Inc. are hereby incorporated by reference from Exhibit 3.1 to Annual Report on Form 10-K for the fiscal year ended December 31, 1999 filed with the SEC on March 30, 2000 (File No. 000-20698).
3.2
Articles of Amendment to the Restated Articles of Organization of Brooktrout, Inc. are hereby incorporated by reference from Exhibit 3.2 to Annual Report on Form 10-K for the fiscal year ended December 31, 1999 filed with the SEC on March 30, 2000 (File No. 000-20698).
3.3
Articles of Amendment to the Restated Articles of Organization of Brooktrout, Inc. are hereby incorporated by reference from Exhibit 3.3 to Amendment No. 2 to the quarterly report on Form 10-Q/A for the fiscal quarter ended June 30, 2000 filed with the SEC on November 17, 2000 (File No. 000-20698).
3.4
Amended and Restated By-laws of Brooktrout, Inc. are hereby incorporated by reference from Exhibit 3.4 to Annual Report on Form 10-K for the fiscal year ended December 31, 2001 filed with the SEC on March 25, 2002 (File No. 000-20698).
4.1
Shareholder Rights Agreement, dated as of September 9, 1998, between Brooktrout, Inc. and State Street Bank and Trust Company, as Rights Agent is hereby incorporated by reference from Exhibit 4.1 to Registration Statement on Form 8-A filed with the SEC on September 14, 1998 (File No. 000-20698).
4.2
Amendment No. 1 to Shareholder Rights Agreement, dated as of March 1, 2002, between Brooktrout, Inc., State Street Bank and Trust Company, as Rights Agent, and EquiServe Trust Company, N.A. as successor Rights Agent, is hereby incorporated by reference from Exhibit 4.2 to Annual Report on Form 10-K for the fiscal year ended December 31, 2001 filed with the SEC on March 25, 2002 (File No. 000-20698).
10.1
Lease between Brooktrout, Inc. and Trustees of Needham 152 Second Avenue Trust dated April 7, 1997 is hereby incorporated by reference from Exhibit 10.1 to Annual Report on Form 10-K for the fiscal year ended December 31, 1997, as filed with the SEC on March 30, 1998 (File No. 000-20698).
10.2
Lease between Brooktrout, Inc. and NAM Partners, L.P. dated December 28, 1998 is hereby incorporated by reference from Exhibit 10.2 to Annual Report on Form 10-K for the fiscal year ended December 31, 1998, as filed with the SEC on March 30, 1999 (File No. 000-20698).
10.3
Assignment and Assumption of Lease between Brooktrout, Inc. and Lucent Technologies Inc. dated December 17, 1998 is hereby incorporated by reference from Exhibit 10.3 to Annual Report on Form 10-K for the fiscal year ended December 31, 1998, as filed with the SEC on March 30, 1999 (File No. 000-20698).

10.4
Lease between Brooktrout, Inc. and Pacific Gateway Properties, Inc., dated August 15, 1995, as amended is hereby incorporated by reference from Exhibit 10.4 to Annual Report on Form 10-K for the fiscal year ended December 31, 1998, as filed with the SEC on March 30, 1999 (File No. 000-20698).
10.5
Brooktrout, Inc. Amended and Restated 1992 Stock Incentive Plan is hereby incorporated by reference from Exhibit 10.5 to Annual Report on Form 10-K for the fiscal year ended December 31, 2001 filed with the SEC on March 25, 2002 (File No. 000-20698).
10.6
Brooktrout, Inc. Second Amended and Restated 1992 Stock Purchase Plan is hereby incorporated by reference from Exhibit 4.2 to Registration Statement on Form S-8 filed with the SEC on December 28, 2001 (File No. 333-76074).
10.7
First Amendment to Brooktrout, Inc. Second Amended and Restated 1992 Stock Purchase Plan is hereby incorporated by reference from Exhibit 4.3 to Registration Statement on Form S-8 filed with the SEC on December 28, 2001 (File No. 333-76074).
10.8	Brooktrout, Inc. 1999 Stock Incentive Plan is hereby incorporated by reference from Exhibit 4.1 to Registration Statement on Form S-8 filed with the SEC on June 30, 2000 (File No. 333-40644).
10.9
First Amendment to Brooktrout, Inc. 1999 Stock Incentive Plan is hereby incorporated by reference from Exhibit 4.2 to Registration Statement on Form S-8 filed with the SEC on June 30, 2000 (File No. 333-40644).
10.10
Second Amendment to Brooktrout, Inc. 1999 Stock Incentive Plan is hereby incorporated by reference from Exhibit 4.6 to Registration Statement on Form S-8 filed with the SEC on December 28, 2001 (File No. 333-76074).
10.11
Brooktrout, Inc. 2001 Stock Option and Incentive Plan is hereby incorporated by reference from Exhibit 4.1 to Registration Statement on Form S-8 filed with the SEC on December 28, 2001 (File No. 333-76074).
21	List of Subsidiaries of Brooktrout, Inc. is filed herewith.
23	Independent Auditors' Consent of Deloitte & Touche LLP is filed herewith.
99.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, is filed herewith.
99.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, is filed herewith.

QuickLinks

BROOKTROUT, INC. ANNUAL REPORT ON FORM 10-K YEAR ENDED DECEMBER 31, 2002
TABLE OF CONTENTS
PART I
  Item 1. Business
  Item 2. Properties
  Item 3. Legal Proceedings
  Item 4. Submission of Matters to a Vote of Security Holders
PART II
  Item 5. Market For Registrant's Common Equity and Related Stockholder Matters
  Item 6. Selected Financial Data
  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
Factors That May Affect Future Results
  Item 7A. Quantitative and Qualitative Disclosures about Market Risk
  Item 8. Financial Statements and Supplementary Data
INDEPENDENT AUDITORS' REPORT
BROOKTROUT, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
PART III
  Item 10. Directors and Executive Officers of the Registrant
  Item 11. Executive Compensation
  Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
  Item 13. Certain Relationships and Related Transactions
  Item 14. Controls and Procedures
PART IV
  Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K
SIGNATURES
CERTIFICATIONS
EXHIBIT INDEX