Form 10-Q
period 2003-03-31
BROOKTROUT INC
filed 2003-05-12
CIK 754516

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒        No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐        No ☒

As of April 30, 2003, 12,540,421 shares of common stock, $.01 par value per share, were outstanding.

BROOKTROUT, INC.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2003

”BROOKTROUT,” the “NEW NETWORK,” and the “PARTNER ACCESS NETWORK PROGRAM” are trademarks or registered trademarks of Brooktrout, Inc.

ii

PART I  FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

BROOKTROUT, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	March 31, 2003	December 31, 2002
Assets
Current assets:
Cash and cash equivalents	$22,083	$23,685
Marketable debt securities	23,851	18,103
Accounts receivable (less allowances for doubtful accounts and sales returns of $1,687 at March 31, 2003 and $1,679 at December 31, 2002)	7,740	8,853
Inventory	6,163	6,797
Income tax receivable	188	6,236
Deferred tax assets	4,661	3,856
Prepaid expenses	1,014	1,137

Total current assets	65,700	68,667

Equipment and furniture, less accumulated depreciation and amortization	2,975	3,404
Deferred tax assets	9,341	9,341
Intangible assets, less accumulated amortization	7,029	7,412
Other assets	1,346	1,511

Total assets	$86,391	$90,335

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,782	$5,715
Accrued expenses	5,226	5,104
Accrued compensation and commissions	1,602	2,141
Accrued warranty costs	1,086	1,060
Customer deposits	892	883
Net liabilities related to discontinued operations	98	125

Total current liabilities	12,686	15,028

Deferred rent	196	209

Total liabilities	12,882	15,237

Commitments and contingencies (Note 9)

Stockholders’ equity:
Preferred stock, $1.00 par value; authorized 100,000 shares; issued and outstanding, none	—	—
Common stock, $0.01 par value; authorized 40,000,000 shares; issued 12,540,421 at March 31, 2003 and 12,532,810 at December 31, 2002	125	125
Additional paid-in capital	64,197	64,170
Accumulated other comprehensive loss	(17)	(64)
Notes receivable — officers	(11,760)	(11,760)
Retained earnings	24,724	26,387
Treasury stock, 255,384 shares, at cost	(3,760)	(3,760)

Total stockholders’ equity	73,509	75,098

Total liabilities and stockholders’ equity	$86,391	$90,335

See notes to condensed consolidated financial statements.

BROOKTROUT, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Three Months Ended March 31,
	2003	2002
Revenue	$15,534	$18,422

Costs and expenses:
Cost of product sold	6,330	8,798
Research and development	4,586	5,619
Selling, general and administrative	7,269	7,481

Total costs and expenses	18,185	21,898

Operating loss	(2,651)	(3,476)

Other income, net	200	221

Loss before income taxes	(2,451)	(3,255)

Income tax (benefit)	(788)	(1,367)

Loss from continuing operations	(1,663)	(1,888)

Gain on disposal of discontinued operations, net of income tax benefit of $785 in 2002	—	80

Net loss	$(1,663)	$(1,808)

Loss per common share:
Loss from continuing operations, basic and diluted	$(0.14)	$(0.15)
Net loss, basic and diluted	$(0.14)	$(0.15)
Weighted average shares outstanding, basic and diluted	12,282	12,207

See notes to condensed consolidated financial statements.

BROOKTROUT, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)

	Three Months Ended March 31,
	2003	2002
Net loss	$(1,663)	$(1,808)
Unrealized gains (losses) on marketable debt securities, net of applicable taxes	47	(16)
Comprehensive loss	$(1,616)	$(1,824)

See notes to condensed consolidated financial statements.

BROOKTROUT, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Three Months Ended March 31,
	2003	2002
Cash flows from operating activities:
Net loss	$(1,663)	$(1,808)
Adjustments to reconcile net loss to net cash provided by operating activities:
Loss on disposal of discontinued operations	—	705
Depreciation and amortization	895	1,114
Amortization of acquired and licensed software	165	476
Deferred income taxes	—	326
Inventory obsolescence expense	362	825
Increase (decrease) in cash from changes in:
Accounts receivable	1,102	(950)
Inventory	272	1,709
Prepaid expenses and other assets	5,375	989
Current liabilities	(2,370)	137

Cash flows from operating activities	4,138	3,523

Cash flows from investing activities:
Expenditures for equipment and furniture	(83)	(152)
Sales and maturities of marketable debt securities	3,669	6,315
Purchases of marketable debt securities	(9,351)	(2,842)

Cash flows from investing activities	(5,765)	3,321

Cash flows from financing activities:
Proceeds from the sale of common stock	25	7

Cash flows from financing activities	25	7

Increase (decrease) in cash and cash equivalents	(1,602)	6,851
Cash and cash equivalents, beginning of period	23,685	22,425

Cash and cash equivalents, end of period	$22,083	$29,276

See notes to condensed consolidated financial statements.

BROOKTROUT, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Description of Business and Summary of Significant Accounting Policies and Practices

(a) Description of Business

Brooktrout, Inc. (the “Company” or “Brooktrout”) develops, manufactures and sells hardware and software products that enable the development of communications systems and services. The Company sells its products to system vendors, service providers, enterprise customers, original equipment manufacturers, and value-added resellers, both domestically and internationally, through a direct sales force and a two-tiered distribution system. Prior to February 8, 2001, the Company was organized and reported the results of its operations in the following three business segments: Brooktrout Technology, Inc. (“Brooktrout Technology”), Brooktrout Software, Inc. (“Brooktrout Software”), and Interspeed, Inc. (“Interspeed”). These segments were differentiated based upon the products provided to the marketplace, the customers served, and the distribution channels utilized. Two of these segments have been discontinued and are classified as discontinued operations for the periods presented in these condensed consolidated financial statements. For further discussion of discontinued operations, please see our Annual Report on Form 10-K for the year ended December 31, 2002.  Following the discontinuance of the Brooktrout Software and Interspeed segments, the Company’s operations consist of one reportable segment, Brooktrout Technology. Disclosures included herein pertain to the Company’s continuing operations unless noted otherwise.

(b) Use of Estimates

Accounting policies, methods and estimates are an integral part of the condensed consolidated financial statements and are based upon management’s current judgments. These policies, methods, and estimates affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. The judgments made by management are based on knowledge and experience with regard to past and current events and assumptions about future events that are believed to be reasonable under the circumstances. The Company’s management evaluates these estimates and assumptions and adjusts them if expectations concerning events, including future events, affecting them differ markedly from management’s current judgments.

(c) Basis of Presentation and Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

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

(d) Revenue Recognition

Revenue from product sales is recognized upon shipment to the customer (which constitutes delivery), provided that persuasive evidence of an arrangement exists, the fee is fixed or determinable, and collection is reasonably assured. To the extent that one or more of these conditions are not met, which has occurred from time to time, revenue is deferred until such time as all four criteria are met. Revenue from sales to certain distributors is recognized on a “sell-through” basis, that is, when the distributors report to the Company that resale of the product to the ultimate customer of the distributor in question has occurred. If the Company receives a payment from a customer prior to meeting all of the revenue recognition criteria, the payment is recorded as a customer deposit or deferred revenue. The Company records a provision for estimated sales returns and allowances on product sales in the same period as the related revenue is recorded. These estimates are based on historical sales returns, analysis of credit memo data and other known factors.

(e) Warranties

The Company provides warranties on its products for periods of up to five years. Provisions are made at the time revenue is recognized for the cost of fulfilling these commitments. Actual costs of fulfilling these warranty obligations have been within amounts estimated and provided.  At March 31, 2003 and December 31, 2002, the Company recorded a warranty obligation of $1.1 million.

(f) Concentration of Credit Risk

The Company sells its products to various customers in the high technology industry. The Company generally requires no collateral. To reduce credit risk, the Company performs credit evaluations of its customers. The Company maintains allowances for doubtful accounts for estimated losses resulting from its customers’ inability to make required payments. At March 31, 2003 and December 31, 2002, 13% and 23%, respectively, of the Company’s accounts receivable were from one customer, and 9% and 13%, respectively, were from a different customer.

(g) Inventory

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

(i) Stock-Based Compensation

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

Had the Company used the fair value method to measure compensation related to stock awards to employees, reported loss from continuing operations and loss per share would have been as follows:

	Three Months Ended March 31,
	2003	2002
	(in thousands, except per share data)
Loss from continuing operations, as reported	$(1,663)	$(1,888)
Stock based compensation recorded	—	—
Pro forma stock based compensation, net of tax	(934)	(886)

Loss from continuing operations, pro forma	$(2,597)	$(2,774)

Basic and diluted loss per common share	$(0.21)	$(0.23)

For purposes of determining the disclosure required by Statement of Financial Accounting Standards (“SFAS”) No. 123, the fair value of options on their grant date is measured using the Black/Scholes option-pricing model. Key assumptions used to apply this pricing model were as follows:

	Three Months Ended March 31,
	2003	2002
Risk-free interest rate	2.5%	4.3%
Expected life of option grants (years)	4.3	4.4
Expected volatility of underlying stock	43%	52%

The estimated weighted average fair value of option grants made during the three months ended March 31, 2003 and 2002 was $1.98 and $2.69, respectively, per option.

(j) Earnings Per Share

Basic earnings per common share is computed using the weighted average number of common shares outstanding during each period. Diluted earnings per common share is calculated by dividing the net loss by the sum of the weighted average number of common shares outstanding and all additional common shares that would have been outstanding if potentially dilutive securities had been issued, using the treasury method.

Stock options to purchase 3,526,687 shares and 3,050,125 shares were excluded from the computation of diluted earnings per share in the three months ended March 31, 2003 and 2002, respectively.  These options were excluded from the calculation as to include them would have been antidilutive.

(k) Reclassifications

Certain amounts in the 2002 condensed consolidated financial statements have been reclassified to conform to the 2003 presentation.

(l) Recent Accounting Pronouncements

The Company has adopted SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.”  This pronouncement is effective for exit or disposal activities that are initiated after December 31, 2002, and requires these costs to be recognized when the liability is incurred and not at project initiation. The adoption of SFAS No. 146 has not had an impact on the Company’s operations or financial position since there has been no exit or disposal activities in the periods presented.

2. Marketable Debt Securities

The Company has classified all of its marketable debt securities as available-for-sale. There were no material realized or unrealized gains recognized during the three months ended March 31, 2003 and the year ended December 31, 2002.  As of both March 31, 2003 and December 31, 2002, the remaining maturities of debt securities range from one month to approximately two years.

Marketable debt securities consisted of the following:

	Amortized Cost	Market Value
	(in thousands)
March 31, 2003:
U.S. government notes and bonds	$9,008	$9,034
Corporate debt securities	14,757	14,817

Total	$23,765	$23,851

December 31, 2002:
U.S. government notes and bonds	$7,520	$7,532
Corporate debt securities	10,644	10,571

Total	$18,164	$18,103

3. Inventory

The components of inventory, net of reserves, consisted of the following:

	March 31, 2003	December 31, 2002
	(in thousands)
Raw materials	$1,263	$1,076
Work in process	674	740
Finished goods	4,226	4,981

Total	$6,163	$6,797

4. Intangible Assets

Intangible assets consisted of the following:

	March 31, 2003	December 31, 2002
	(in thousands)
Acquired technology	$12,038	$12,038
Customer base	1,264	1,264
In-place workforce	972	972
Trademarks	301	301

Total intangible assets	14,575	14,575
Less: accumulated amortization	(7,546)	(7,163)

Intangible assets, net	$7,029	$7,412

Intangible asset amortization expense was $0.4 million for both the three months ended March 31, 2003 and 2002.

5. Accrued Warranty Costs

The Company’s accrued warranty cost liability was $1.1 million and $0.8 million as of March 31, 2003 and 2002, respectively. The following is a rollforward of the accrued warranty costs:

	Three months ended March 31,
	2003	2002
	(in thousands)
Balance, beginning of the period	$1,060	$789
Provisions for claims	61	30
Costs incurred	(35)	(19)

Balance, end of period	$1,086	$800

6. Bank Line of Credit

As of March 31, 2003, the Company has a line of credit under which it can borrow up to $5.0 million, subject to compliance with certain covenants. Any amounts borrowed under the line of credit bear interest at the lender’s prime rate. The line of credit is secured by a pledge of substantially all of the assets of the Company. As of March 31, 2003, letters of credit issued against the Company’s existing line totaled $1.0 million, representing the collateral required for certain lease obligations. Other than the issuance of letters of credit and using the credit line to secure immaterial foreign currency forward contracts, there have been no borrowings under the line during the past three years. The line of credit expires on June 30, 2003. The Company anticipates that the line of credit will be renewed on substantially the same terms as the existing line of credit.

7. Income Taxes

The Company’s tax provision in 2003 is based on the estimated effective tax rate for the full year.  The Company’s effective tax benefit rate on continuing operations was 32% for the three months ended March 31, 2003 and 42% for the three months ended March 31, 2002.  The reduction in the income tax benefit rate for the three months ended March 31, 2003 was primarily due to a limitation of, and corresponding reduction in, the research and development tax credit that the Company can utilize in 2003. During the three months ended March 31, 2003, the Company received federal income tax refunds totaling $6.0 million related to the carryback of 2002 net operating losses and tax credits.

8. Segment Information

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

Product Sales—Brooktrout Technology’s products are sold for applications in the New Network and for applications in Today’s Network. Today’s Network involves core technologies and platforms that are primarily used in business premise products such as fax, LAN fax, and voice mail. The New Network applications expand the capabilities of communications networks to allow data, voice and fax information to be distributed using packet-based data networks, such as the Internet, for portions of the transmission and also allow information to be distributed using the traditional circuit-switched telephone network. For the three months ended March 31, 2003, sales of products for use in the New Network accounted for approximately 39% of total revenue as compared to 33% of total revenue for the three months ended March 31, 2002.

Major Customers—One customer accounted for approximately 14% of revenue for both the three months ended March 31, 2003 and 2002.

International Sales—International sales, principally exports from the United States, accounted for approximately 27% and 21% of revenue for the three months ended March 31, 2003 and 2002, respectively.

9. Commitments and Contingencies

Litigation—From time to time, the Company is a party to legal actions that arise in the normal course of business. The Company, taking into account advice of counsel, does not believe the eventual outcome of any such pending matters will have a material effect on the Company’s consolidated financial condition or results of operations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the condensed consolidated financial statements and related notes appearing elsewhere in this quarterly report and in our Annual Report on Form 10-K for the year ended December 31, 2002. The discussion contains forward-looking statements that involve known and unknown risks and uncertainties, including those set forth below under “Factors That May Affect Future Results.”

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

The most significant trend that has impacted our business has been the unfavorable economic conditions affecting most technology sectors and the communications sector in particular. This has resulted in a decrease in our revenue in the first quarter of 2003 and for the fiscal years 2002 and 2001, compared to prior periods. Sales of products, particularly for applications in the New Network, to OEMs for use by large service providers have declined most significantly. In response to the revenue decreases, we implemented expense control programs to reduce operating expenses, while at the same time, we have continued to invest in developing products that we believe our customers will need when the economy improves.

Despite these difficult economic conditions, we have been able to increase our cash and marketable debt securities balances to $45.9 million at March 31, 2003 from $26.0 million at December 31, 2000. This was accomplished primarily through operating expense reductions, the sale of a business segment and income tax refunds. If current adverse economic conditions continue for an extended period of time or worsen, we may experience adverse effects on our business, operating results, and cash and marketable debt securities.

Application of Critical Accounting Policies

Management’s discussion and analysis of financial condition and results of operations is based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America applicable to interim financial information. We make estimates and assumptions in the preparation of the condensed consolidated financial statements that affect the reported amounts of assets and liabilities, revenue and expenses, and the related disclosures of contingent assets and liabilities. These estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. We base our estimates and judgments on historical experience and on various other assumptions that we believe are reasonable under the circumstances. However, actual results may differ from these estimates under different assumptions or conditions

The following critical accounting policies require the use of significant judgment and estimates in the preparation of the condensed consolidated financial statements. This listing is not a comprehensive list of all of our significant accounting policies. For further information regarding the application of these and other accounting policies, see Note 1 to the condensed consolidated financial statements in Item 1 of this report.

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

Deferred Tax Assets

We assess the carrying value of our deferred tax assets to determine if it is more likely than not that we will be able to generate sufficient future taxable income in certain tax jurisdictions in order to realize these assets. When necessary, we have reduced the deferred tax asset to its estimated realizable value by recording a valuation allowance. This assessment requires us to make estimates and assumptions about our future profitability. In determining the carrying value of the deferred tax assets as of March 31, 2003, we are assuming profitability in the future and that it is more likely than not that we will be able to realize these assets. This assumption is based in part upon our history of profitability. If current economic conditions deteriorate or future results of operations are less than expected, future assessments may result in a determination that all or a portion of the remaining deferred tax assets are not realizable. As a result, we may need to establish additional valuation allowances for all or a portion of the deferred tax assets, which may have a material adverse effect on our results of operations.

Accrued Warranty Costs

We accrue for warranty costs based on historical trends in product return rates and the expected material and labor costs to provide warranty services. If we were to experience an increase in warranty claims compared with our historical experience, or if costs of servicing warranty claims were greater than the expectation on which the accrual had been based, our gross margins could be adversely affected.

Discontinued Operations

Prior to February 8, 2001, we were organized and reported the results of our operations in three operating segments, Brooktrout Technology, Brooktrout Software, and Interspeed. On February 8, 2001, our board of directors adopted formal plans to discontinue our Brooktrout Software and Interspeed segments. We have accounted for these businesses as discontinued operations.  These businesses were substantially disposed of prior to December 31, 2001, and adjustments recorded in 2002 primarily reflect additional proceeds and changes in estimates to the amounts recorded related to gains or losses on disposal.  There are no operating activities related to discontinued operations included in our condensed consolidated financial statements in either 2002 or 2003.

Results of Operations

The following discussion focuses on our results from continuing operations for the three months ended March 31, 2003 and 2002. The table below sets forth certain condensed consolidated statements of operations data as a percentage of total revenue for the periods presented.

	Three Months Ended March 31,
	2003	2002
Domestic revenue	73%	79%
International revenue	27	21
Total revenue	100	100
Cost of product sold	41	48
Gross margin	59	52
Operating expenses:
Research and development	29	30
Selling, general and administrative	47	41
Total operating expenses	76	71
Operating loss	(17)	(19)
Other income, net	1	1
Loss before income taxes	(16)	(18)
Income tax (benefit)	(5)	(8)
Loss from continuing operations	(11)%	(10)%

Revenue

The following table presents our domestic and international revenue:

	Three Months Ended March 31,
	2003		2002
	(dollars in thousands)
Domestic revenue	$11,282	73%	$14,512	79%
International revenue, principally export	4,252	27	3,910	21

Total revenue	$15,534	100%	$18,422	100%

Three Months Ended March 31, 2003 and 2002

Revenue for the three months ended March 31, 2003 decreased by $2.9 million compared to the three months ended March 31, 2002.  Sales to domestic original equipment manufacturers and enterprise customers decreased primarily due to recent world events and the continued unfavorable economic conditions in the communications marketplace.  International revenue increased by $0.3 million, primarily as a result of favorable foreign currency exchange rates.  For the three months ended March 31, 2003, international revenue represented 27% of total revenue compared to 21% of total revenue for the three months ended March 31, 2002.

Revenue from sales of products for applications in the New Network was similar for the three months ended March 31, 2003 and 2002.  However, due to the decrease in total revenue, New Network revenue was approximately 39% of total revenue for the three months ended March 31, 2003, as compared to 33% of total revenue in the three months ended March 31, 2002.

Cost of Product Sold and Gross Margin

The following table presents cost of product sold and gross margin information:

	Three Months Ended March 31,
	2003	2002
	(dollars in thousands)
Cost of product sold	$6,330	$8,798
Gross profit	$9,204	$9,624
Gross margin	59%	52%

Three Months Ended March 31, 2003 and 2002

The decrease in cost of product sold from the three months ended March 31, 2002 to the corresponding period in 2003 was primarily the result of direct material cost reductions achieved from using new manufacturing subcontractors, combined with decreased product sales.  In addition, inventory obsolescence expense decreased by $0.4 million, primarily due to lower levels of excess service provider product inventory in the three months ended March 31, 2003. These factors contributed to a significant improvement in gross margin percentages, along with a $0.4 million decrease in gross profit dollars, in the first quarter of 2003 compared to the first quarter of 2002.

Operating Expenses

The following table presents our operating expenses:

	Three Months Ended March 31,
	2003	2002
	(in thousands)
Research and development	$4,586	$5,619
Selling, general and administrative	7,269	7,481

Total operating expenses	$11,855	$13,100

Research and development expense

Three Months Ended March 31, 2003 and 2002

Research and development expense represented 29% of total revenue in the three months ended March 31, 2003, compared with 30% of total revenue in the corresponding period in 2002. The $1.0 million decrease in 2003 was primarily the result of reduced consulting, contract labor, variable incentive compensation, and depreciation expenses, combined with decreased spending on new product prototypes.  Our continuing development efforts are focused on hardware and software for media processing products (voice, fax and data), network interface products, call control products and signal processing products.

Selling, general and administrative expense

Three Months Ended March 31, 2003 and 2002

The slight decrease in selling, general and administrative expense from the three months ended March 31, 2002 to the corresponding period of 2003 was primarily due to a decrease in bad debt expense as a result of improved collectability of accounts receivable, along with depreciation and reduced spending for variable incentive compensation. These expense decreases were partially offset by increases in employee health insurance premiums, as well as marketing expenses associated with the Partner Access Network Program.

Other income, net

Three Months Ended March 31, 2003 and 2002

The decrease in other income, net, from $221,000 in the three months ended March 31, 2002 to $200,000 in the corresponding period in 2003 was the result of a decline in short-term interest rates, which offset the favorable impact of increased cash and marketable debt securities balances.

Income tax (benefit)

The following table presents our income tax (benefit) and effective tax rate:

	Three Months Ended March 31,
	2003	2002
	(dollars in thousands)
Income tax (benefit)	$(788)	$(1,367)
Effective tax rate	(32)%	(42)%

Three Months Ended March 31, 2003 and 2002

The reduction in the income tax benefit rate for the three months ended March 31, 2003 was primarily due to a limitation of, and corresponding reduction in, the research and development tax credit that we can utilize in 2003.

Liquidity and Capital Resources

Cash flows for the three months ended March 31, 2003 and 2002

Net cash from operating activities was $4.1 million in the three months ended March 31, 2003. This increase primarily resulted from tax refunds of $6.0 million and reductions in accounts receivable that were offset by changes in other components of working capital. Net cash from operating activities was $3.5 million in three months ended March 31, 2002. This primarily resulted from income tax refunds of $3.7 million and reductions in inventory, offset by a slight increase in accounts receivable.

Net cash used in investing activities was $5.8 million in the three months ended March 31, 2003. This primarily resulted from net purchases of marketable debt securities of $5.7 million. Net cash from investing activities was $3.3 million in the three months ended March 31, 2002. This primarily resulted from net sales of marketable debt securities of $3.5 million.

Net cash from financing activities was $25,000 and $7,000 in the three months ended March 31, 2003 and 2002, respectively, all attributable to proceeds from the sale of common stock.

Contractual Obligations and Capital Expenditures

The following table presents our future contractual obligations and commercial commitments as of March 31, 2003:

	Total	2003	2004	2005	2006	2007	Thereafter
	(in thousands)
Operating leases	$8,017	$1,937	$2,802	$1,933	$697	$202	$446

We have operating lease commitments for our primary office and manufacturing facilities that expire between 2003 and 2006. In addition, we lease office space for sales and support functions that expire beyond 2006. Certain lease agreements require us to pay all of the building’s taxes, insurance and maintenance costs.

We purchased $83,000 of capital equipment in the three months ended March 31, 2003, and $152,000 of capital equipment in the three months ended March 31, 2002. We currently have no material commitments for additional capital expenditures, but we do have certain inventory purchase commitments that are part of our ordinary course of business. Our purchasing arrangements with vendors typically allow for cancellations without significant adverse financial implications.

We had no long-term debt as of March 31, 2003 or May 12, 2003.

Cash and Cash Requirements

	March 31, 2003	December 31, 2002
	(dollars in thousands)
Cash and cash equivalents	$22,083	$23,685
Marketable debt securities	23,851	18,103
Total	$45,934	$41,788

Working capital	$53,014	$53,639
Quick ratio	4.23	3.37
Available line of credit	$5,000	$5,000

Cash, cash equivalents and marketable debt securities increased to $45.9 million as of March 31, 2003 from $41.8 million as of December 31, 2002, primarily due to a $6.0 million tax refund, offset by a net cash outflow from operations of $1.9 million in the first three months of 2003. Working capital decreased by $0.6 million from December 31, 2002 to March 31, 2003. This decrease was the result of decreases in accounts payable and accrued expenses due to reduced inventory purchases and lower operating expenses, offset by a decrease in income tax receivable. Our quick ratio improved from 3.37 at December 31, 2002 to 4.23 at March 31, 2003, due primarily to a reduction of current liabilities by 16%, from $15.0 million as of December 31, 2002 to $12.7 million as of March 31, 2003, while we increased cash and marketable debt securities balances.

We have a $5.0 million working capital line of credit available from a commercial bank. Availability of funds under this line of credit is subject to compliance with certain covenants, and borrowings bear interest at the lender’s prime rate. The line of credit is secured by a pledge of substantially all of our assets.  As of March 31, 2003, letters of credit issued against the existing line totaled $1.0 million, representing the collateral required for certain lease obligations. Other than the issuance of letters of credit and using the credit line to secure immaterial foreign currency forward contracts, there have been no borrowings under the line during the past three years. The line of credit expires on June 30, 2003. We anticipate that the line of credit will be renewed on substantially the same terms as the existing line of credit.

We believe that our cash, cash equivalents and marketable debt securities are likely to meet our needs for the foreseeable future.  Though we do not expect to make any major capital expenditures in 2003, we are always looking for opportunities to expand the business, which could include acquisitions or organic expansion into new markets.  If we find that our cash, marketable debt securities and funds available from our bank line of credit are not sufficient, we may choose to utilize or to seek other sources of financing. If we were to seek future equity financings, the terms may be dilutive to our stockholders and may contain restrictive covenants, which could limit our ability to pursue certain courses of action. It is possible that, should the need arise, we will not be able to obtain additional financing, or that the financing made available to us will not be on acceptable terms.

The pricing of our products and the costs of our goods can be significantly affected by current market conditions. Market conditions can be impacted by inflation; however, we believe that inflation has not had a significant effect on our operations to date.

Recent Accounting Pronouncements

We have adopted Statement of Financial Accounting Standards (“SFAS”) No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.”  This pronouncement is effective for exit or disposal activities that are initiated after December 31, 2002, and requires these costs to be recognized when the liability is incurred and not at project initiation. The adoption of SFAS No. 146 has not had an impact on our operations or financial position since there have been no exit or disposal activities in the periods presented.

Factors That May Affect Future Results

The trading price of our common stock could decline due to any of these factors, in which case you could lose all or part of your investment. You should also refer to the other information in this report, including the condensed consolidated financial statements and related notes. The risks and uncertainties described below are those that we currently believe may materially affect us. Additional risks and uncertainties that we are unaware of, or that we currently deem immaterial, also may become important factors that affect us.

Risks Related to Our Business

Downturns in the economy generally, and in sectors of the telecommunications industry in particular, make it difficult to anticipate or expand sales.

As a result of the unfavorable economic conditions affecting most technology sectors and the telecommunications sector in particular, many of our customers are seeking aggressively to increase efficiency in their supply chains and reduce their inventory levels. Additionally, the slowdown in the telecommunications industry and the resulting decrease in spending by companies in our target markets have reduced the rate of growth of data traffic and the use of the Internet, which are driving the convergence of data and telephony that we expect will give rise to demand for New Network applications. The economic downturn has adversely affected our business and operating results, including a reduction in revenue of $2.9 million for the three months ended March 31, 2003, or 16%, compared to the three months ended March 31, 2002, and $11.5 million, or 43%, compared to the three months ended March 31, 2001. If current economic conditions continue for an extended period of time or worsen, we may experience additional adverse effects on our revenue, net income and cash flow. For example, as the rate at which our customers order products decreases, it becomes more likely that our current inventories will be exposed to technological obsolescence, which would require us to reduce the value of those inventories on our balance sheet.

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

One customer accounted for 14% of our revenue in each of three months ended March 31, 2003 and 2002. The loss of this or any other major customer or the cancellation, reduction or delay of significant orders from such customers, even if only temporary, could significantly reduce our revenue and cash flow and could harm our reputation in the industry.

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

In addition, the rapidly emerging and evolving nature of the markets in which we and our customers compete may cause prospective customers to delay their purchase decisions as they evaluate new technologies and develop and implement new systems. During the period in which our customers are evaluating whether to place an order with us, we often incur substantial sales and marketing expenses, without any assurance of future orders or their timing. Even after a customer places an order, the timing of the development, introduction and implementation of the customer’s product or service using our product is controlled by, and can vary significantly with the needs of, the customer. In some circumstances, the customer will not require the product for several months. This continuing uncertainty can complicate our planning processes and reduce the predictability of our earnings and cash flows.

Our business and operating results could be adversely affected by downturns in economic conditions in countries outside the United States and other risks associated with international operations.

Sales of our products to customers outside the United States accounted for 27% of our revenue in the three months ended March 31, 2003. We anticipate that international sales will continue to account for a significant portion of our revenue. Because of our dependence upon international sales, we are subject to a number of risks, including volatility in currency exchange rates, political and economic instability in other countries, the imposition of trade and tariff regulations by foreign governments, difficulties in accounts receivable collections, extended payment terms beyond those customarily offered in the United States, potentially adverse tax consequences, and the difficulties in managing operations across disparate geographic areas. In addition, most countries require technical approvals from their telecommunications regulatory agencies for products that operate in conjunction with the local telephone system. Obtaining these approvals is generally a prerequisite for sales in a given jurisdiction. Obtaining requisite approvals takes from two months to a year or more depending on the product and the jurisdiction. These or other factors may limit our ability to sell our products in other countries, which could have a material adverse effect on our business, financial condition and operating results.

We may seek to expand through acquisitions of complementary businesses, and we may not be able to successfully integrate acquired companies.

We may seek to acquire complementary companies in the future. In addition to the difficulties we may face in identifying and consummating acquisitions, we will also be required to integrate and consolidate any acquired businesses or assets with our existing operations. Managing an acquired business entails numerous operational and financial risks, including difficulties in integrating disparate administrative, accounting and finance, and information systems, difficulties in assimilating acquired operations and new personnel, diversion of management’s attention from other business concerns, and potential loss of key employees or customers of any acquired operations. Accordingly, we may be unable to successfully identify, consummate and integrate future acquisitions or operate acquired businesses profitably. Our success will depend, to a significant extent, on the ability of our executive officers and other members of senior management to respond to these challenges effectively. If we are unable to integrate successfully an acquired company, our future growth may suffer, and our results of operations could be harmed.

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

In the past, following periods of volatility in the market price of a particular company’s securities, securities class action litigation has often been brought against that company. Many technology companies have been subject to this type of litigation. This type of litigation, if instituted against us, could result in substantial costs and a diversion of our management’s attention and resources.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Our exposure to market risk from changes in interest rates and currency exchange rates has not changed materially from our exposure at year-end 2002.

Item 4. Controls and Procedures

(a)     Evaluation of disclosure controls and procedures.

Based on their evaluation of our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934) as of a date within 90 days of the filing date of this quarterly report, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and are operating in an effective manner.

(b)         Changes in internal controls.

There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their most recent evaluation.

PART II OTHER INFORMATION

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

(b)   Reports on Form 8-K

On April 16, 2003, we filed a current report on Form 8-K, dated April 16, 2003, furnishing under Item 12 our press release announcing financial results for the quarter ended March 31, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report  to be signed on its behalf by the undersigned, thereunto duly authorized.

BROOKTROUT, INC.

Date: May 12, 2003	By:	/s/ ERIC R. GILER
Eric R. Giler President (Principal Executive Officer)

Date: May 12, 2003	By:	/s/ ROBERT C. LEAHY
Robert C. Leahy Vice President of Finance and Operations (Principal Financial and Accounting Officer)

CERTIFICATIONS

I, Eric R. Giler, President of Brooktrout, Inc. (the “Company”), certify that:

1.	I have reviewed this quarterly report on Form 10-Q of the Company for the quarter ended March 31, 2003;

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

Date: May 12, 2003	By:	/s/ ERIC R. GILER
Eric R. Giler President (Principal Executive Officer)

I, Robert C. Leahy, Vice President of Finance and Operations of Brooktrout, Inc. (the “Company”), certify that:

1.	I have reviewed this quarterly report on Form 10-Q of the Company for the quarter ended March 31, 2003;

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

Date: May 12, 2003	By:	/s/ ROBERT C. LEAHY
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