Form 10-Q
period 2003-06-30
BROOKTROUT INC
filed 2003-08-07
CIK 754516

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

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

As of July 31, 2003, 12,324,507 shares of common stock, $.01 par value per share, were outstanding.

BROOKTROUT, INC.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2003

“BROOKTROUT,” the “NEW NETWORK,” and the “PARTNER ACCESS NETWORK PROGRAM” are trademarks or registered trademarks of Brooktrout, Inc.

ii

PART I FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

BROOKTROUT, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	June 30, 2003	December 31, 2002
Assets
Current assets:
Cash and cash equivalents	$16,811	$23,685
Marketable debt securities, available for sale	28,992	18,103
Accounts receivable (less allowances for doubtful accounts and sales returns of $1,238 at June 30, 2003 and $1,679 at December 31, 2002)	7,981	8,853
Inventory	5,581	6,797
Income tax receivable	201	6,236
Deferred tax assets	4,993	3,856
Prepaid expenses	1,052	1,137

Total current assets	65,611	68,667

Equipment and furniture, net	2,697	3,404
Deferred tax assets	9,341	9,341
Intangible assets, net	6,646	7,412
Other assets	1,185	1,511

Total assets	$85,480	$90,335

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,918	$5,715
Accrued expenses	5,532	5,104
Accrued compensation and commissions	1,918	2,141
Accrued warranty costs	1,075	1,060
Customer deposits	880	883
Net liabilities related to discontinued operations	61	125

Total current liabilities	12,384	15,028

Deferred rent	172	209

Total liabilities	12,556	15,237

Commitments and contingencies (Note 9)

Stockholders’ equity:
Preferred stock, $1.00 par value; authorized 100,000 shares; issued and outstanding, none	—	—
Common stock, $0.01 par value; authorized 40,000,000 shares; issued 12,573,401 at June 30, 2003 and 12,532,810 at December 31, 2002	126	125
Additional paid-in capital	64,348	64,170
Accumulated other comprehensive loss	(15)	(64)
Notes receivable — officers	(11,760)	(11,760)
Retained earnings	24,022	26,387
Treasury stock, 260,386 shares at June 30, 2003 and 255,384 shares at December 31, 2002, at cost	(3,797)	(3,760)

Total stockholders’ equity	72,924	75,098

Total liabilities and stockholders’ equity	$85,480	$90,335

See notes to unaudited condensed consolidated financial statements.

BROOKTROUT, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Revenue	$17,390	$18,798	$32,924	$37,220

Costs and expenses:
Cost of product sold	6,270	8,732	12,600	17,530
Research and development	4,827	5,508	9,413	11,127
Selling, general and administrative	7,565	7,534	14,834	15,015

Total costs and expenses	18,662	21,774	36,847	43,672

Operating loss	(1,272)	(2,976)	(3,923)	(6,452)

Other income, net	245	369	445	590

Loss before income taxes	(1,027)	(2,607)	(3,478)	(5,862)

Income tax (benefit)	(325)	(1,095)	(1,113)	(2,462)

Loss from continuing operations	(702)	(1,512)	(2,365)	(3,400)

Gain on disposal of discontinued operations, net of income tax benefit of $785 in 2002	—	—	—	80

Net loss	$(702)	$(1,512)	$(2,365)	$(3,320)

Loss per common share:
Loss from continuing operations, basic and diluted	$(0.06)	$(0.12)	$(0.19)	$(0.28)
Net loss, basic and diluted	$(0.06)	$(0.12)	$(0.19)	$(0.27)
Weighted average shares outstanding, basic and diluted	12,286	12,209	12,284	12,208

See notes to unaudited condensed consolidated financial statements.

BROOKTROUT, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF

COMPREHENSIVE LOSS

(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Net loss	$(702)	$(1,512)	$(2,365)	$(3,320)
Unrealized gains (losses) on marketable debt securities, net of applicable taxes	2	12	49	(4)
Comprehensive loss	$(700)	$(1,500)	$(2,316)	$(3,324)

See notes to unaudited condensed consolidated financial statements.

BROOKTROUT, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS

OF CASH FLOWS

(in thousands)

	Six Months Ended June 30,
	2003	2002
Cash flows from operating activities:
Net loss	$(2,365)	$(3,320)
Adjustments to reconcile net loss to net cash provided by operating activities:
Loss on disposal of discontinued operations	—	705
Depreciation and amortization	1,732	2,195
Amortization of acquired and licensed software	333	726
Deferred income taxes	—	(785)
Inventory obsolescence expense	527	1,825
Increase (decrease) in cash from changes in:
Accounts receivable	861	(56)
Inventory	689	2,113
Prepaid expenses and other assets	5,004	1,785
Current liabilities	(2,718)	(506)

Cash flows from operating activities	4,063	4,682

Cash flows from investing activities:
Expenditures for equipment and furniture	(259)	(292)
Sales and maturities of marketable debt securities	7,263	7,582
Purchases of marketable debt securities	(18,083)	(4,277)

Cash flows from investing activities	(11,079)	3,013

Cash flows from financing activities:
Proceeds from the sale of common stock	142	179

Cash flows from financing activities	142	179

Increase (decrease) in cash and cash equivalents	(6,874)	7,874
Cash and cash equivalents, beginning of period	23,685	22,425

Cash and cash equivalents, end of period	$16,811	$30,299

See notes to unaudited condensed consolidated financial statements.

BROOKTROUT, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Description of Business and Summary of Significant Accounting Policies and Practices

(a) Description of Business

Brooktrout, Inc. (the “Company” or “Brooktrout”) develops, manufactures and sells hardware and software products that enable the development of communications systems and services. The Company sells its products to system vendors, service providers, enterprise customers, original equipment manufacturers, and value-added resellers, both domestically and internationally, through a direct sales force and a two-tiered distribution system. Prior to February 8, 2001, the Company was organized and reported the results of its operations in the following three business segments: Brooktrout Technology, Inc. (“Brooktrout Technology”), Brooktrout Software, Inc. (“Brooktrout Software”), and Interspeed, Inc. (“Interspeed”). These segments were differentiated based upon the products provided to the marketplace, the customers served, and the distribution channels utilized. Two of these segments have been discontinued and are classified as discontinued operations for the periods presented in these condensed consolidated financial statements. For further discussion of discontinued operations, please see the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.  Following the discontinuance of the Brooktrout Software and Interspeed segments, the Company’s operations consist of one reportable segment, Brooktrout Technology. Disclosures included herein pertain to the Company’s continuing operations unless noted otherwise.

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

(e) Warranties

The Company provides warranties on its products for periods of up to five years. Provisions are made at the time revenue is recognized for the cost of fulfilling these commitments. Actual costs of fulfilling these warranty obligations have been within amounts estimated and provided.  At June 30, 2003 and December 31, 2002, the Company’s warranty obligation was $1.1 million.

(f) Concentration of Credit Risk

The Company sells its products to various customers in the high technology industry. The Company generally requires no collateral. To reduce credit risk, the Company performs credit evaluations of its customers. The Company maintains allowances for doubtful accounts for estimated losses resulting from its customers’ inability to make required payments. At June 30, 2003 and December 31, 2002, 18% and 23%, respectively, of the Company’s accounts receivable were from one customer.  For these same periods, 8% and 13% of the Company's accounts receivable, respectively, were from a different customer.

The Company has one customer that generates more than 10% of total revenue. This customer accounted for approximately 17% and 15% of revenue for the three months ended June 30, 2003 and 2002, respectively. For the six months ended June 30, 2003 and 2002, this customer accounted for approximately 16% and 14% of revenue, respectively.

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

Under the intrinsic value method, compensation associated with stock awards to employees is determined as the excess, if any, of the current fair value of the underlying common stock on the date compensation is measured over the price an employee must pay to exercise the award. The measurement date for employee awards is generally the date of grant. Under the fair value method, compensation associated with stock awards to non-employees is determined based on the estimated fair value of the award itself, measured using either current market data or an established option pricing model. The measurement date for non-employee awards is generally the date that performance of certain services is complete.

Had the Company used the fair value method to measure compensation related to stock awards to employees, reported loss from continuing operations and loss per share would have been as follows:

(in thousands, except per share data)	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002

Loss from continuing operations, as reported	$(702)	$(1,512)	$(2,365)	$(3,400)
Stock-based compensation recorded	—	—	—	—
Pro forma stock-based compensation, net of tax	(952)	(1,059)	(1,888)	(1,946)

Loss from continuing operations, pro forma	$(1,654)	$(2,571)	$(4,253)	$(5,346)

Basic and diluted loss per common share	$(.13)	$(.21)	$(.35)	$(.44)

For purposes of determining the disclosures provided above, the fair value of options on their grant date is measured using the Black/Scholes option-pricing model. Key assumptions used to apply this pricing model were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Risk-free interest rate	2.5%	4.3%	2.5%	4.3%
Expected life of option grants (years)	5.5	4.3	5.5	4.3
Expected volatility of underlying stock	88%	65%	88%	65%

The estimated weighted average fair value of option grants made during the three months ended June 30, 2003 and 2002 was $4.10 and $2.61, respectively, per option.  The estimated weighted average fair value of option grants made during the six months ended June 30, 2003 and 2002 was $3.84 and $2.66, respectively, per option.

The estimated weighted average fair value per share of grants made under the Company’s Employee Stock Purchase Plan during the six months ended June 30, 2003 and 2002 was $0.70 and $0.95.  This value was computed using an expected life of six months for the option feature present in the Purchase Plan, with the following key assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Risk-free interest rate	1.0%	4.3%	1.0%	4.3%
Expected volatility of underlying stock	49%	65%	49%	65%

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

Stock options to purchase 3,500,534 shares were excluded from the computation of diluted earnings per share in the three and six months ended June 30, 2003.  Stock options to purchase 3,539,221 shares were excluded from the computation of diluted earnings per share in the three and six months ended June 30, 2002.  These options were excluded from the calculation as to include them would have been antidilutive.

(k) Reclassifications

Certain amounts in the 2002 unaudited condensed consolidated financial statements have been reclassified to conform to the 2003 presentation.

2. Marketable Debt Securities

The Company has classified all of its marketable debt securities as available-for-sale. Because these securities are available for immediate sale, they have been classified as current assets in the accompanying consolidated balance sheets.  There were no material realized or unrealized gains recognized during the three and six months ended June 30, 2003 and 2002.  As of both June 30, 2003 and December 31, 2002, the remaining maturities of debt securities ranged from one month to approximately two years.

Marketable debt securities consisted of the following:

	Amortized Cost	Market Value
	(in thousands)
June 30, 2003:
U.S. government notes and bonds	$12,799	$12,825
Corporate debt securities	16,104	16,167

Total	$28,903	$28,992

December 31, 2002:
U.S. government notes and bonds	$7,520	$7,532
Corporate debt securities	10,644	10,571

Total	$18,164	$18,103

3. Inventory

The components of inventory, net of reserves, consisted of the following:

	June 30, 2003	December 31, 2002
	(in thousands)
Raw materials	$1,066	$1,076
Work in process	719	740
Finished goods	3,796	4,981

Total	$5,581	$6,797

The following is a rollforward of reserves provided for inventory obsolescence:

	Six months ended June 30,
	2003	2002
	(in thousands)
Balance, beginning of the period	$3,909	$6,591
Provisions	527	1,825
Write offs	(297)	24

Balance, end of period	$4,139	$8,440

4. Intangible Assets

Intangible assets consisted of the following:

	June 30, 2003	December 31, 2002
	(in thousands)
Acquired technology	$12,038	$12,038
Customer base	1,264	1,264
In-place workforce	972	972
Trademarks	301	301

Total intangible assets	14,575	14,575
Less: accumulated amortization	(7,929)	(7,163)

Intangible assets, net	$6,646	$7,412

Intangible asset amortization expense was $0.4 million for both the three months ended June 30, 2003 and 2002.  Intangible asset amortization expense was $0.8 million for both the six months ended June 30, 2003 and 2002.  Included in intangible assets are amounts allocated to in-place workforce, which SFAS No. 142 requires be reclassified to goodwill; such assets were fully amortized prior to January 1, 2002, and as a result, no adjustments or reclassifications were required.  There are no intangibles carried on the balance sheet that are not being amortized.

5. Valuation and Qualifying Accounts

Allowances for doubtful accounts and sales returns:

The Company’s allowance for doubtful accounts and sales returns was $1.2 million and $2.0 million as of June 30, 2003 and 2002, respectively.  The following is a rollforward of allowances provided for doubtful accounts and sales returns:

	Six months ended June 30,
	2003	2002
	(in thousands)
Balance, beginning of the period	$1,679	$2,074
Provisions	(167)	161
Write offs and payments issued	(274)	(226)

Balance, end of period	$1,238	$2,009

Accrued warranty costs:

The Company’s accrued warranty costs liability was $1.1 million and $0.6 million as of June 30, 2003 and 2002, respectively. The following is a rollforward of the accrued warranty costs:

	Six months ended June 30,
	2003	2002
	(in thousands)
Balance, beginning of the period	$1,060	$789
Provisions for claims	74	(19)
Costs incurred	(59)	(126)

Balance, end of period	$1,075	$644

6. Bank Line of Credit

The Company has a line of credit under which it can borrow up to $5.0 million. Any amounts borrowed under the line of credit bear interest at the lender’s prime rate. The line of credit is secured by a pledge of substantially all of the assets of the Company. The Company is required to be in compliance with certain financial covenants relating to its quick ratio, minimum tangible net worth, and other standard reporting requirements.  As of June 30, 2003, letters of credit issued against the Company’s existing line totaled $1.0 million, representing the collateral required for certain lease obligations. Other than the issuance of letters of credit and using the credit line to secure immaterial foreign currency forward contracts, there have been no borrowings under the line during the past three years. The line of credit expires on July 29, 2005.

7. Income Taxes

The Company’s tax provision in 2003 is based on the estimated effective tax rate for the full year.  The Company’s effective tax rate on continuing operations was 32% for the three and six months ended June 30, 2003 and 42% for the three and six months ended June 30, 2002.  The reduction in the income tax rate for the three and six months ended June 30, 2003 was primarily due to a limitation of, and corresponding reduction in, the research and development tax credit that the Company can utilize in 2003. During the six months ended June 30, 2003, the Company received federal income tax refunds totaling $6.0 million related to the carryback of 2002 net operating losses and tax credits.

8. Product Sales Information

Brooktrout’s products are sold for applications in the New Network and for applications in Today’s Network. Today’s Network involves core technologies and platforms that are primarily used in business premise products such as fax, LAN fax, and voice mail. The New Network applications expand the capabilities of communications networks to allow data, voice and fax information to be distributed using packet-based data networks, such as the Internet, for portions of the transmission and also allow information to be distributed using the traditional circuit-switched telephone network. For the three months ended June 30, 2003, sales of products for use in the New Network accounted for approximately 35% of total revenue as compared to 36% of total revenue for the three months ended June 30, 2002. For the six months ended June 30, 2003, sales of products for use in the New Network accounted for approximately 36% of total revenue as compared to 35% of total revenue for the six months ended June 30, 2002.  Other than the revenue data described above, the Company does not maintain separate financial information related to its New Network and Today’s Network products.

9. Commitments and Contingencies

Contingencies—From time to time, the Company is a party to legal and other actions, which may include allegations of patent infringement made against us and/or our customers, that arise in the normal course of business. The Company, taking into account advice of counsel, does not currently believe the eventual outcome of any such pending or potential matters, including matters in which we have an obligation on behalf of our customers, will have a material effect on the Company’s consolidated financial condition or results of operations.

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

The most significant trend that has impacted our business has been the unfavorable economic conditions affecting the communications sector. This has resulted in a decrease in our revenue in the first two quarters of 2003 and for the fiscal years 2002 and 2001, compared to prior periods. Sales of products, particularly for applications in the New Network, to OEMs for use by large service providers have declined most significantly. In response to the revenue decreases, we implemented expense control programs to reduce operating expenses, while at the same time, we have continued to invest in developing products that we believe our customers will need when the economy improves.

Despite these difficult economic conditions, we have been able to increase our cash and marketable debt securities balances to $45.8 million at June 30, 2003 from $26.0 million at December 31, 2000. This was accomplished primarily through income tax refunds, operating expense reductions, and the sale of a business segment.  If current economic conditions continue for an extended period of time or worsen, we may experience adverse effects on our business, operating results, and cash and marketable debt securities balances.

Application of Critical Accounting Policies

Management’s discussion and analysis of financial condition and results of operations is based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America applicable to interim financial information. We make estimates and assumptions in the preparation of the condensed consolidated financial statements that affect the reported amounts of assets and liabilities, revenue and expenses, and the related disclosures of contingent assets and liabilities. These estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. We base our estimates and judgments on historical experience and on various other assumptions that we believe are reasonable under the circumstances. However, actual results may differ from these estimates under different assumptions or conditions.

The following critical accounting policies require the use of significant judgment and estimates in the preparation of the condensed consolidated financial statements. This listing is not a comprehensive list of all of our significant accounting policies. For further information regarding the application of these and other accounting policies, see Note 1 to the condensed consolidated financial statements in Part I, Item 1 of this report.

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

Allowances for Doubtful Accounts

Accounts receivable are reduced by an allowance for amounts that may become uncollectible in the future. The estimated allowance for doubtful accounts is based primarily on a specific analysis of accounts in the receivable portfolio and a general reserve based on the aging of receivables. While management believes the allowance to be adequate, if the financial condition of our customers were to deteriorate, resulting in impairment of their ability to make payments, additional allowances may be required and could materially impact our financial position and results of operations.

Inventory Allowances

We evaluate our inventories for estimated excess quantities and obsolescence. This evaluation includes analyses of sales levels by product and projections of future demand. In addition, we assess the impact of changing technology on our inventory-on-hand. We provide reserves for inventories that are considered excess or obsolete. If future demand or market conditions are less favorable than our projections, additional inventory reserves may be required and would be reflected in cost of sales in the period in which the revision is made. These actions could impact both our results of operations and our cash flows.

Intangible Assets

We review our intangible assets for impairment periodically and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. The evaluation of the recoverability of our intangible assets includes assumptions regarding estimated future undiscounted cash flows associated with these assets and other factors. If these estimates or assumptions change in the future, we may be required to record impairment charges for these assets. Such an impairment charge would impact the results of operations, but would not directly impact our cash flows.  All of our remaining net intangible assets are being amortized, with original useful lives of approximately five to ten years.

Deferred Tax Assets

We assess the carrying value of our deferred tax assets to determine if it is more likely than not that we will be able to generate sufficient future taxable income in certain tax jurisdictions in order to realize these assets. When necessary, we have reduced the deferred tax asset to its estimated realizable value by recording a valuation allowance. This assessment requires us to make estimates and assumptions about our future profitability. In determining the carrying value of the deferred tax assets as of June 30, 2003, we are assuming profitability in the future and that it is more likely than not that we will be able to realize these assets. This assumption is based in part upon our history of profitability. If current economic conditions deteriorate or future results of operations are less than expected, future assessments may result in a determination that all or a portion of the remaining deferred tax assets are not realizable. As a result, we may need to establish additional valuation allowances for all or a portion of the deferred tax assets, which may have a material adverse effect on our results of operations.

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

Results of Operations

The following discussion focuses on our results from continuing operations for the three and six months ended June 30, 2003 and 2002. The table below sets forth certain condensed consolidated statements of operations data as a percentage of total revenue for the periods presented.

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Domestic revenue	80%	81%	76%	80%
International revenue	20	19	24	20
Total revenue	100	100	100	100
Cost of product sold	36	46	38	47
Gross margin	64	54	62	53
Operating expenses:
Research and development	28	30	29	30
Selling, general and administrative	43	40	45	40
Total operating expenses	71	70	74	70
Operating loss	(7)	(16)	(12)	(17)
Other income, net	1	2	1	1
Loss before income taxes	(6)	(14)	(11)	(16)
Income tax (benefit)	(2)	(6)	(4)	(7)
Loss from continuing operations	(4)%	(8)%	(7)%	(9)%

Revenue

Three Months Ended June 30, 2003 and 2002

The following table presents our domestic and international revenue:

	Three Months Ended June 30,
	2003		2002
	(dollars in thousands)
Domestic revenue	$13,861	80%	$15,155	81%
International revenue, principally export	3,529	20	3,643	19

Total revenue	$17,390	100%	$18,798	100%

Revenue for the three months ended June 30, 2003 decreased by $1.4 million compared to the three months ended June 30, 2002.  Sales to domestic OEMs and enterprise customers decreased primarily due to the economic conditions in the communications marketplace.  International revenue decreased slightly to $3.5 million primarily as a result of a reduction in Euro-denominated sales offset by favorable foreign currency exchange rates.

Brooktrout’s products are sold for applications in the New Network and for applications in Today’s Network. Today’s Network involves core technologies and platforms that are primarily used in business premise products such as fax, LAN fax, and voice mail. The New Network applications expand the capabilities of communications networks to allow data, voice and fax information to be distributed using packet-based data networks, such as the Internet, for portions of the transmission and also allow information to be distributed using the traditional circuit-switched telephone network.  Revenue from sales of products for applications in the New Network for the three months ended June 30, 2003 decreased by $0.7 million compared to the three months ended June 30, 2002.  This revenue decrease was attributable to weakness in both the service provider and enterprise segments.  New Network revenue was approximately 35% of total revenue for the three months ended June 30, 2003, as compared to 36% of total revenue in the three months ended June 30, 2002.

Six Months Ended June 30, 2003 and 2002

The following table presents our domestic and international revenue:

	Six Months Ended June 30,
	2003		2002
	(dollars in thousands)
Domestic revenue	$25,143	76%	$29,667	80%
International revenue, principally export	7,781	24	7,553	20

Total revenue	$32,924	100%	$37,220	100%

Revenue for the six months ended June 30, 2003 decreased by $4.3 million compared to the six months ended June 30, 2002.  Sales to domestic OEMs and enterprise customers decreased primarily due to recent world events and the economic conditions in the communications marketplace.  International revenue increased by $0.2 million, primarily as a result of favorable foreign currency exchange rates.

As discussed above, Brooktrout’s products are sold for applications in the New Network and for applications in Today’s Network. Revenue from sales of products for applications in the New Network for the six months ended June 30, 2003 decreased by $1.0 million compared to the six months ended June 30, 2002.  This revenue decrease was attributable to weakness in both the service provider and enterprise segments.  New Network revenue was at approximately 36% of total revenue for the six months ended June 30, 2003, as compared to 35% of total revenue in the six months ended June 30, 2002.

Cost of Product Sold and Gross Margin

Three Months Ended June 30, 2003 and 2002

The following table presents cost of product sold and gross margin information:

	Three Months Ended June 30,
	2003	2002
	(dollars in thousands)
Cost of product sold	$6,270	$8,732
Gross profit	$11,120	$10,066
Gross margin	64%	54%

The decrease in cost of product sold from the three months ended June 30, 2002 to the corresponding period in 2003 was primarily the result of direct material cost reductions achieved from using new manufacturing subcontractors and of reduced inventory obsolescence expense.  Obsolescence expense decreased by $0.8 million, primarily due to reduced levels of excess inventory of service provider product in the three months ended June 30, 2003. These factors, along with a shift in product mix to higher margin products, contributed to a significant improvement in gross margin percentages in the second quarter of 2003 compared to the second quarter of 2002.

Six Months Ended June 30, 2003 and 2002

The following table presents cost of product sold and gross margin information:

	Six Months Ended June 30,
	2003	2002
	(dollars in thousands)
Cost of product sold	$12,600	$17,530
Gross profit	$20,324	$19,690
Gross margin	62%	53%

The decrease in cost of product sold from the six months ended June 30, 2002 to the corresponding period in 2003 was primarily the result of direct material cost reductions achieved from using new manufacturing subcontractors, combined with decreased product sales.  In addition, inventory obsolescence expense decreased by $1.3 million, primarily due to reduced levels of excess inventory of service provider product in the six months ended June 30, 2003. These factors, along with a shift in product mix to higher margin products, contributed to a significant improvement in gross margin percentages in the six months ended June 30, 2003 compared to the six months ended June 30, 2002.

Operating Expenses

Three Months Ended June 30, 2003 and 2002

The following table presents our operating expenses:

	Three Months Ended June 30,
	2003	2002
	(in thousands)
Research and development	$4,827	$5,508
Selling, general and administrative	7,565	7,534

Total operating expenses	$12,392	$13,042

Research and development expense

Research and development expense represented 28% of total revenue in the three months ended June 30, 2003, compared with 30% of total revenue in the corresponding period in 2002. The $0.7 million decrease in 2003 was primarily the result of reduced consulting and contract labor expenses, decreased spending on new product prototypes, and reduced equipment and maintenance costs.  Our continuing development efforts are focused on hardware and software for media processing products (voice, fax and data), network interface products, call control products and signal processing products.

Selling, general and administrative expense

Selling, general and administrative expense for the three months ended June 30, 2003 was similar to the expense for the corresponding period of 2002.  Increases in professional fees as well as marketing expenses associated with the Partner Access Network Program were partially offset by expense decreases in bad debt expense as a result of improved collections of accounts receivable, along with decreased depreciation expense and reduced spending for variable incentive compensation.

Six Months Ended June 30, 2003 and 2002

The following table presents our operating expenses:

	Six Months Ended June 30,
	2003	2002
	(in thousands)
Research and development	$9,413	$11,127
Selling, general and administrative	14,834	15,015

Total operating expenses	$24,247	$26,142

Research and development expense

Research and development expense represented 29% of total revenue in the six months ended June 30, 2003, compared with 30% of total revenue in the corresponding period in 2002. The $1.7 million decrease in 2003 was primarily the result of reduced consulting and contract labor expenses, decreased spending on new product prototypes, and reduced variable incentive compensation and depreciation expenses. Our continuing development efforts are focused on hardware and software for media processing products (voice, fax and data), network interface products, call control products and signal processing products.

Selling, general and administrative expense

The slight decrease in selling, general and administrative expense from the six months ended June 30, 2002 to the corresponding period of 2003 was primarily due to a decrease in bad debt expense as a result of improved collections of accounts receivable, along with decreased depreciation expense and reduced spending for variable incentive compensation.  These expense decreases were partially offset by increases in professional fees, marketing expenses associated with the Partner Access Network Program, and increases in employee health insurance premiums.

Other income, net

Three and Six Months Ended June 30, 2003 and 2002

The decrease in other income, net, from $0.4 million in the three months ended June 30, 2002 to $0.2 million in the corresponding three month period in 2003 and from $0.6 million in the six months ended June 30, 2002 to $0.4 million in the corresponding six month period in 2003 was the result of a decline in short-term interest rates, which offset the favorable impact of increased cash and marketable debt securities balances.

Income tax benefit

Three and Six Months Ended June 30, 2003 and 2002

The following table presents our income tax benefit and effective tax rate for the three months ended June 30, 2003 and 2002:

	Three Months Ended June 30,
	2003	2002
	(dollars in thousands)
Income tax benefit	$(325)	$(1,095)
Effective tax rate	(32)%	(42)%

The following table presents our income tax benefit and effective tax rate for the six months ended June 30, 2003 and 2002:

	Six Months Ended June 30,
	2003	2002
	(dollars in thousands)
Income tax benefit	$(1,113)	$(2,462)
Effective tax rate	(32)%	(42)%

The reduction in the effective tax rate for the three and six months ended June 30, 2003 relative to the corresponding periods in 2002, was primarily due to a limitation of, and corresponding reduction in, the research and development tax credit that we can utilize in 2003.

Liquidity and Capital Resources

Cash flows for the six months ended June 30, 2003 and 2002

Net cash provided by operating activities was $4.1 million in the six months ended June 30, 2003. This primarily resulted from tax refunds of $6.0 million and reductions in accounts receivable that were offset by a decrease in current liabilities.  Cash provided by operating activities was $4.7 million in the six months ended June 30, 2002. This primarily resulted from income tax refunds of $4.4 million and reductions in inventory, offset by a decrease in current liabilities.

Net cash used in investing activities was $11.1 million in the six months ended June 30, 2003. This primarily resulted from net purchases of marketable debt securities of $10.8 million. Net cash provided by investing activities was $3.0 million in the six months ended June 30, 2002. This primarily resulted from net sales of marketable debt securities of $3.3 million.

Net cash provided by financing activities was $0.1 million and $0.2 million in the six months ended June 30, 2003 and 2002, respectively, primarily attributable to proceeds from the sale of common stock under the Company’s Employee Stock Purchase Plan.

Contractual Obligations and Capital Expenditures

The following table presents our future contractual obligations and commercial commitments as of June 30, 2003:

	Total	2003	2004	2005	2006	2007	Thereafter
	(in thousands)
Operating leases	$7,738	$1,338	$2,922	$2,053	$777	$202	$446

We have operating lease commitments for our primary office and manufacturing facilities that expire between 2003 and 2006. In addition, we lease office space for sales and support functions that expire beyond 2006. Certain lease agreements require us to pay all of the building’s taxes, insurance and maintenance costs.

We purchased $0.3 million of capital equipment in both the six months ended June 30, 2003 and June 30, 2002. We currently have no material commitments for additional capital expenditures. We have certain inventory purchase commitments that are part of our ordinary course of business in which the product delivery dates range from one month to three months into the future.  We do not expect these short term commitments to have a material adverse impact on our financial results.

We had no long-term debt as of June 30, 2003 or August 7, 2003.

Cash and Cash Requirements

The following table presents our cash and cash requirements as of June 30, 2003 and December 31, 2002:

	June 30, 2003	December 31, 2002
	(dollars in thousands)
Cash and cash equivalents	$16,811	$23,685
Marketable debt securities	28,992	18,103
Total	$45,803	$41,788

Working capital	$53,227	$53,639
Quick ratio	4.34	3.37
Maximum available line of credit	$5,000	$5,000

Cash, cash equivalents and marketable debt securities increased to $45.8 million as of June 30, 2003 from $41.8 million as of December 31, 2002, primarily due to a $6.0 million tax refund, offset by a cash outflow from other operating activities of $1.9 million in the first six months of 2003. Working capital decreased by $0.4 million from December 31, 2002 to June 30, 2003. This decrease was the result of a reduced accounts payable balance corresponding with reduced inventory purchases, offset by a decrease in income tax receivable. Our quick ratio improved from 3.37 at December 31, 2002 to 4.34 at June 30, 2003, due primarily to a reduction of current liabilities by 18%, from $15.0 million as of December 31, 2002 to $12.4 million as of June 30, 2003, while we increased our total cash and marketable debt securities balances due primarily to the $6.0 million tax refund.

We have a $5.0 million working capital line of credit available from a commercial bank. Any borrowings would bear interest at the lender’s prime rate. The line of credit is secured by a pledge of substantially all of our assets. Availability of funds under this line of credit is subject to compliance with certain financial covenants relating to its quick ratio, minimum tangible net worth, and other standard reporting requirements. As of June 30, 2003, letters of credit issued against the existing line totaled $1.0 million, representing the collateral required for certain lease obligations. Other than the issuance of letters of credit and using the credit line to secure immaterial foreign currency forward contracts, there have been no borrowings under the line during the past three years. The line of credit expires on July 29, 2005.

We believe that our cash and cash equivalents and marketable debt securities are likely to meet our needs for the foreseeable future.  Though we do not expect to make any major capital expenditures in 2003, we are always looking for opportunities to expand the business, which could include acquisitions or organic expansion into new markets.  If we find that our cash and cash equivalents, marketable debt securities and funds available from our bank line of credit are not sufficient, we may choose to utilize or to seek other sources of financing. If we were to seek future equity financings, the terms may be dilutive to our stockholders and may contain restrictive covenants, which could limit our ability to pursue certain courses of action. It is possible that, should the need arise, we will not be able to obtain additional financing, or that the financing made available to us will not be on acceptable terms.

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

Factors That May Affect Future Results

The risks and uncertainties described below are those that we currently believe may materially affect us.  The trading price of our common stock could decline due to any of these factors.  You should also refer to the other information in this report, including the condensed consolidated financial statements and related notes, and information included in our Annual Report on Form 10-K for the year ended December 31, 2002.  Additional risks and uncertainties that we are unaware of, or that we currently deem immaterial, also may become important factors that affect us.

Risks Related to Our Business

Downturns in the economy generally, and in sectors of the telecommunications industry in particular, make it difficult to anticipate or expand sales.

As a result of the unfavorable economic conditions affecting most technology sectors and the telecommunications sector in particular, many of our customers are seeking aggressively to increase efficiency in their supply chains and reduce their inventory levels. Additionally, the slowdown in the telecommunications industry and the resulting decrease in spending by companies in our target markets have reduced the rate of growth of data traffic and the use of the Internet, which are driving the convergence of data and telephony that we expect will give rise to demand for New Network applications. The economic downturn has adversely affected our business and operating results, including a reduction in revenue of $4.3 million for the six months ended June 30, 2003, or 12%, compared to the six months ended June 30, 2002, and $12.0 million, or 27%, compared to the six months ended June 30, 2001. If current economic conditions continue for an extended period of time or worsen, we may experience additional adverse effects on our revenue, net income and cash flow. For example, as the rate at which our customers order products decreases, it becomes more likely that our current inventories will be exposed to technological obsolescence, which would require us to reduce the value of those inventories on our balance sheet.

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

Many of our customers, including the large OEMs on which we focus a significant portion of our sales and marketing efforts, have the technical and financial ability to design and produce components replicating or improving on the functionality of most of our products. These customers often consider in-house development of technologies and products as an alternative to doing business with us. We cannot assure you that our existing or potential customers will do business with us, rather than attempting to develop similar technology and products internally or obtaining technology or products through acquisitions. We cannot be certain that we will be able to find customers to replace the revenue lost as a result of customers developing technologies or products in-house. Any such occurrence could have a material adverse effect on our business, financial condition or operating results.

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

One customer accounted for 16% of our revenue in the six months ended June 30, 2003 and for 14% of our revenue in the six months ended June 30, 2002. The loss of this or any other major customer or the cancellation, reduction or delay of significant orders from such customers, even if only temporary, could significantly reduce our revenue and cash flow and could harm our reputation in the industry.

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

In addition, we currently use a number of independent manufacturers to manufacture printed circuit boards, chassis and subassemblies in accordance with our design and specification. Our reliance on independent manufacturers involves a number of risks, including the potential for inadequate capacity of, unavailability of, or interruptions in access to, process technologies, and reduced control over delivery schedules, manufacturing yields and costs. If our manufacturers are unable or unwilling to continue manufacturing our components in required quantities or to our quality expectations, we will have to transfer manufacturing to acceptable alternative manufacturers that we have identified, which could result in significant delays in shipment of products to customers. Moreover, the manufacture of these components is extremely complex, and our reliance on the suppliers of these components exposes us to potential production difficulties and quality variations, which could negatively affect the cost and timely delivery of our products. We currently enter into purchase orders with independent manufacturers of materials based on forecasts of need, but have no guaranteed capacity arrangements with these manufacturers. Any significant interruption in the supply, or degradation in the quality, of any component could cause us to lose sales, incur additional costs and suffer harm to our reputation.

Defects in our products or problems arising from the use of our products may seriously harm our business and reputation.

Products as complex as ours may contain known and undetected errors, bugs, or other performance problems. Defects are frequently found during the period immediately following introduction and initial implementation of new products or enhancements to existing products. Although it is our objective to resolve all bugs that we believe would be considered serious by our customers before implementation, our products may not be bug-free. We also provide warranties against defects in materials and workmanship on our hardware products for five years. Errors, bugs or performance problems, however, could result in lost revenue or customer relationships and could be detrimental to our business and reputation generally. In addition, our customers generally use our products together with their own products and products from other vendors. As a result, when problems occur, it may be difficult to identify the source of the problem. These problems may cause us to incur significant warranty and repair costs, divert the attention of our engineering personnel from our product development efforts and cause significant customer relations problems.

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

Our success and ability to compete are dependent, in part, upon our proprietary technology. Taken as a whole, we believe our intellectual property rights are significant and any failure to adequately protect the unauthorized use of our proprietary rights could result in our competitors offering similar products, potentially resulting in loss of a competitive advantage and decreased revenue. We rely upon a combination of patents, trademark law, trade secret protections, copyright law and confidentiality agreements with consultants and third parties to protect our proprietary rights. Notwithstanding our efforts, third parties may infringe or misappropriate our proprietary rights. In addition, we generally require each of our employees to execute a proprietary information agreement designed to protect our trade secrets, our inventions created in the course of employment with us and other proprietary information of our company. Moreover, effective patent, trademark, copyright or trade secret protections may not be available in every country in which we operate or intend to operate to the same extent as the laws of the United States. Also, it may be possible for unauthorized third parties to copy or reverse engineer aspects of our products, develop similar technology independently or otherwise obtain and use information that we regard as proprietary. Furthermore, detecting unauthorized use of our proprietary rights is difficult. Litigation may be necessary to enforce our proprietary rights. Such litigation could result in the expenditure of significant financial and managerial resources and could have a material adverse effect on our future operating results.

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

Sales of our products to customers outside the United States accounted for 24% of our revenue in the six months ended June 30, 2003. We anticipate that international sales will continue to account for a significant portion of our revenue. Because of our dependence upon international sales, we are subject to a number of risks, including volatility in currency exchange rates, political and economic instability in other countries, the imposition of trade and tariff regulations by foreign governments, difficulties in accounts receivable collections, extended payment terms beyond those customarily offered in the United States, potentially adverse tax consequences, and the difficulties in managing operations across disparate geographic areas. In addition, most countries require technical approvals from their telecommunications regulatory agencies for products that operate in conjunction with the local telephone system. Obtaining these approvals is generally a prerequisite for sales in a given jurisdiction. Obtaining requisite approvals takes from two months to a year or more depending on the product and the jurisdiction. These or other factors may limit our ability to sell our products in other countries, which could have a material adverse effect on our business, financial condition and operating results.

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

Risks Related to Our Financial Results

Our operating results could fluctuate significantly and cause our stock price to be volatile, which may cause the value of your investment to decline.

Our operating results could fluctuate in the future due to a variety of factors, many of which are outside of our control. If our operating results do not meet the expectations of securities analysts, the trading price of our common stock could significantly decline. This may cause the value of your investment in our company to decline. In addition, the value of your investment could be affected by investor perception of our industry or our prospects generally, independent of our operating performance. Some of the factors that could affect our operating results or the market price of our common stock include:

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

•                  the mix of products that we sell;

•                  any interruptions in the flow of our products through our resellers or our two-tiered distribution system; and

•                  a decrease in the demand for our common stock.

Due to these and other factors, revenue, expenses and operating results could vary significantly in the future, and period-to-period comparisons should not be relied upon as indications of future performance.

The market price of our common stock may be volatile, which could lead to losses for individual investors.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risk from changes in interest rates and currency exchange rates has not changed materially from our exposure at December 31, 2002.

Item 4. Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2003.  Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of June 30, 2003, our disclosure controls and procedures were (1) designed to ensure that material information relating to our company, including our consolidated subsidiaries, is made known to our chief executive officer and chief financial officer by others within those entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended June 30, 2003 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

We held our 2003 annual meeting of stockholders on May 14, 2003. At the annual meeting, our stockholders were asked to consider proposals to elect one Class II director to serve for a three-year term; to approve an amendment to increase the number of shares of common stock issuable under our employee stock purchase plan from 487,500 to 687,500; and to transact any other business properly presented at the meeting.

With regard to the election of one Class II director, W. Brooke Tunstall was nominated to serve until the 2006 annual meeting.  Our other directors whose terms of office continued after the annual meeting are as follows:  Robert G. Barrett (Class III director), David L. Chapman (Class I director), David W. Duehren (Class I director), and Eric R. Giler (Class III director).

At the annual meeting, by a vote of 11,023,639 votes of common stock in favor of W. Brooke Tunstall, a plurality of the eligible votes, and 386,730 votes withheld for Mr. Tunstall, Mr. Tunstall was elected as a Class II director.

Also at the annual meeting, by a vote of 10,576,056 votes in favor, in excess of a majority of eligible votes, with 358,591 votes against and 475,722 votes abstaining, the amendment to increase the number of shares of common stock issuable under our employee stock purchase plan from 487,500 to 687,500 was approved.

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

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K

On April 16, 2003, we filed a current report on Form 8-K, dated April 16, 2003, furnishing under Item 12 our press release announcing financial results for the quarter ended March 31, 2003.

On July 16, 2003, we filed a current report on Form 8-K, dated July 16, 2003, furnishing under Item 12 our press release announcing financial results for the quarter ended June 30, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BROOKTROUT, INC.

Date: August 7, 2003	By:	/s/ ERIC R. GILER
Eric R. Giler President (Principal Executive Officer)

Date: August 7, 2003	By:	/s/ ROBERT C. LEAHY
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

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.