Form 10-Q
period 2003-09-30
BROOKTROUT INC
filed 2003-11-07
CIK 754516

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________.

Commission File No.: 000-20698

BROOKTROUT, INC.

(Exact Name of Registrant as Specified in Its Charter)

MASSACHUSETTS	04-2814792
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

250 FIRST AVENUE, NEEDHAM, MASSACHUSETTS 02494
(Address of Principal Executive Offices) (Zip Code)

Registrant’s Telephone Number, Including Area Code: (781) 449-4100

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒       No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☒       No ☐

As of October 31, 2003, 12,451,328 shares of common stock, $.01 par value per share, were outstanding.

BROOKTROUT, INC.
FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2003

TABLE OF CONTENTS

		Page
PART I FINANCIAL INFORMATION
Item 1.	Condensed Consolidated Financial Statements	1
	Unaudited Condensed Consolidated Balance Sheets as of September 30, 2003 and December 31, 2002	1
	Unaudited Condensed Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2003 and September 30, 2002	2
	Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss) for the Three and Nine Months Ended September 30, 2003 and September 30, 2002	3
	Unaudited Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2003 and September 30, 2002	4
	Notes to Unaudited Condensed Consolidated Financial Statements	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11
	Overview	11
	Application of Critical Accounting Policies	11
	Discontinued Operations	13
	Results of Operations	14
	Liquidity and Capital Resources	18
	Recent Accounting Pronouncements	19
	Factors That May Affect Future Results	20
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	26
Item 4.	Controls and Procedures	27

PART II OTHER INFORMATION
Item 6.	Exhibits and Reports on Form 8-K	28
	Signatures	29
	Exhibit Index	30

“BROOKTROUT,” the “NEW NETWORK,” and the “PARTNER ACCESS NETWORK PROGRAM” are trademarks or registered trademarks of Brooktrout, Inc.

ii

PART I FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

BROOKTROUT, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	September 30, 2003	December 31, 2002
Assets
Current assets:
Cash and cash equivalents	$14,845	$23,685
Marketable debt securities, available for sale	35,027	18,103
Accounts receivable (less allowance for doubtful accounts and sales returns of $1,203 at September 30, 2003 and $1,679 at December 31, 2002)	9,284	8,853
Inventory	4,492	6,797
Income tax receivable	201	6,236
Deferred tax assets	4,436	3,856
Prepaid expenses	913	1,137

Total current assets	69,198	68,667

Equipment and furniture, net	2,463	3,404
Deferred tax assets	9,341	9,341
Intangible assets, net	6,263	7,412
Other assets	1,002	1,511

Total assets	$88,267	$90,335

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$4,034	$5,715
Accrued expenses	6,127	5,104
Accrued compensation and commissions	2,027	2,141
Accrued warranty costs	1,095	1,060
Customer deposits	866	883
Net liabilities related to discontinued operations	59	125

Total current liabilities	14,208	15,028

Deferred rent	159	209

Total liabilities	14,367	15,237

Commitments and contingencies (Note 8)

Stockholders’ equity:
Preferred stock, $1.00 par value; authorized 100,000 shares; issued and outstanding, none	—	—
Common stock, $0.01 par value; authorized 40,000,000 shares; issued 12,593,212 at September 30, 2003 and 12,532,810 at December 31, 2002	126	125
Additional paid-in capital	64,399	64,170
Accumulated other comprehensive loss	(26)	(64)
Notes receivable — officers	(11,741)	(11,760)
Retained earnings	24,939	26,387
Treasury stock, 260,386 shares at September 30, 2003 and 255,384 shares at December 31, 2002, at cost	(3,797)	(3,760)

Total stockholders’ equity	73,900	75,098

Total liabilities and stockholders’ equity	$88,267	$90,335

See notes to unaudited condensed consolidated financial statements.

BROOKTROUT, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Revenue	$19,446	$18,510	$52,370	$55,730

Costs and expenses:
Cost of product sold	6,680	8,223	19,280	25,753
Research and development	4,455	4,576	13,868	15,703
Selling, general and administrative	7,503	6,937	22,337	21,952

Total costs and expenses	18,638	19,736	55,485	63,408

Operating income (loss)	808	(1,226)	(3,115)	(7,678)

Other income (expense), net:
Gain on sale of investment	499	—	499	—
Interest income, net and other	172	175	617	765
Total other income (expense), net	671	175	1,116	765

Income (loss) before income taxes	1,479	(1,051)	(1,999)	(6,913)

Income tax provision (benefit)	562	(422)	(551)	(2,884)

Income (loss) from continuing operations	917	(629)	(1,448)	(4,029)

Gain on disposal of discontinued operations, net of income tax	—	147	—	227

Net income (loss)	$917	$(482)	$(1,448)	$(3,802)

Income (loss) from continuing operations per common share:
Basic	$0.07	$(0.05)	$(0.12)	$(0.33)
Diluted	0.07	(0.05)	(0.12)	(0.33)
Net income (loss) per common share:
Basic	$0.07	$(0.04)	$(0.12)	$(0.31)
Diluted	0.07	(0.04)	(0.12)	(0.31)
Weighted average shares outstanding:
Basic	12,325	12,244	12,298	12,220
Diluted	12,870	12,244	12,298	12,220

See notes to unaudited condensed consolidated financial statements.

BROOKTROUT, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF
COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Net income (loss)	$917	$(482)	$(1,448)	$(3,802)
Unrealized (losses) gains on marketable debt securities, net of applicable taxes	(11)	8	38	4
Comprehensive income (loss)	$906	$(474)	$(1,410)	$(3,798)

See notes to unaudited condensed consolidated financial statements.

BROOKTROUT, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS
OF CASH FLOWS
(in thousands)

	Nine Months Ended September 30,
	2003	2002
Cash flows from operating activities:
Net loss	$(1,448)	$(3,802)
Adjustments to reconcile net loss to net cash provided by operating activities:
Loss on disposal of discontinued operations	—	469
Deferred income taxes	—	(696)
Depreciation and amortization	2,510	3,191
Amortization of acquired and licensed software	516	876
Inventory obsolescence expense	599	3,646
Gain on sale of investment	(499)	—
Increase (decrease) in cash from changes in:
Accounts receivable	(442)	679
Inventory	1,706	1,281
Prepaid expenses and other assets	5,704	1,602
Current liabilities	(907)	(2,832)

Cash flows from operating activities	7,739	4,414

Cash flows from investing activities:
Expenditures for equipment and furniture	(419)	(481)
Proceeds from the sale of an investment	499	—
Sales and maturities of marketable debt securities	7,956	16,555
Purchases of marketable debt securities	(24,826)	(9,778)

Cash flows from investing activities	(16,790)	6,296

Cash flows from financing activities:
Proceeds from the sale of common stock	211	180

Cash flows from financing activities	211	180

(Decrease) increase in cash and cash equivalents	(8,840)	10,890
Cash and cash equivalents, beginning of period	23,685	22,425

Cash and cash equivalents, end of period	$14,845	$33,315

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

BROOKTROUT, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

(e) Warranties

The Company provides warranties on its products for periods of up to five years. Provisions are made at the time revenue is recognized for the cost of fulfilling these commitments. Actual costs of fulfilling these warranty obligations have been within amounts estimated and provided.  At September 30, 2003 and December 31, 2002, the Company’s accrued warranty obligation was $1.1 million.

(f) Concentration of Credit Risk

The Company sells its products to various customers in the high technology industry. The Company generally requires no collateral. To reduce credit risk, the Company performs credit evaluations of its customers. The Company maintains allowances for doubtful accounts for estimated losses resulting from its customers’ inability to make required payments. At September 30, 2003 and December 31, 2002, 23% of the Company’s accounts receivable were from one customer.  For these same periods, 10% and 13% of the Company’s accounts receivable, respectively, were from a second customer, while 11% and 7% of the Company’s accounts receivable, respectively, were from a third customer.

The Company has one customer that generates more than 10% of total revenue. This customer accounted for approximately 20% and 13% of revenue for the three months ended September 30, 2003 and 2002, respectively. For the nine months ended September 30, 2003 and 2002, this customer accounted for approximately 17% and 14% of revenue, respectively.

(g) Stock-Based Compensation

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

Had the Company used the fair value method to measure compensation related to stock awards to employees, reported income (loss) from continuing operations and loss per share would have been as follows:

(in thousands, except per share data)	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002

Income (loss) from continuing operations, as reported	$917	$(629)	$(1,448)	$(4,029)
Stock-based compensation recorded	—	—	—	—
Pro forma stock-based compensation, net of tax	(1,232)	(938)	(3,431)	(2,852)

Loss from continuing operations, pro forma	$(315)	$(1,567)	$(4,879)	$(6,881)

Basic loss per common share	$(.03)	$(.13)	$(.40)	$(.56)
Diluted loss per common share	$(.03)	$(.13)	$(.40)	$(.56)

BROOKTROUT, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

For purposes of determining the disclosures provided above, the fair value of options on their grant date is measured using the Black-Scholes option-pricing model. Key assumptions used to apply this pricing model were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Risk-free interest rate	3.0%	4.3%	3.0%	4.3%
Expected life of option grants (years)	5.4	4.3	5.4	4.3
Expected volatility of underlying stock	86%	65%	86%	65%

The estimated weighted average fair value of option grants made during the three months ended September 30, 2003 and 2002 was $5.10 and $2.90, respectively, per option.  The estimated weighted average fair value of option grants made during the nine months ended September 30, 2003 and 2002 was $4.89 and $2.66, respectively, per option.

From time to time, the Company receives shares of its common stock as payment for the exercise price of stock options.  In the nine months ended September 30, 2003, $0.04 million worth of common stock was received from an employee in payment for the exercise price of this employee’s stock option.  These shares of common stock were added to our treasury share balance.  The employee had held the shares tendered for at least six months prior to the transaction, and accordingly, no compensation charge was required.

(h) Earnings Per Share

Basic earnings per common share is computed using the weighted average number of common shares outstanding during each period. Diluted earnings per common share is calculated by dividing the net income (loss) by the sum of the weighted average number of common shares outstanding and all additional common shares that would have been outstanding if potentially dilutive securities had been issued, using the treasury method, if such shares have a dilutive effect.  For the three months ended September 30, 2003, the weighted average shares used for computing diluted earnings per share included 545,000 shares which represent the additional potentially dilutive common shares that would have been outstanding if exercised as of that date using the treasury method.

Stock options to purchase 1,559,303 shares and 3,920,627 shares were excluded from the computation of diluted earnings per share in the three and nine months ended September 30, 2003, respectively, because of their anti-dilutive effect.  Stock options to purchase 3,531,200 shares were excluded from the computation of diluted earnings per share in both the three and nine months ended September 30, 2002, because of their anti-dilutive effect.

(i) Reclassifications

Certain amounts in the 2002 unaudited condensed consolidated financial statements have been reclassified to conform to the 2003 presentation.

2. Marketable Debt Securities

The Company has classified all of its marketable debt securities as available-for-sale. Because these securities are available for immediate sale, they have been classified as current assets in the accompanying condensed consolidated balance sheets.  There were no material realized or unrealized gains recognized during the three and nine months ended September 30, 2003 and 2002.  As of both September 30, 2003 and December 31, 2002, the remaining maturities of debt securities ranged from one month to approximately two years.

Marketable debt securities consisted of the following:

	Amortized Cost	Market Value
	(in thousands)
September 30, 2003:
U.S. government notes and bonds	$17,847	$17,881
Corporate debt securities and foreign investments	17,106	17,146

Total	$34,953	$35,027

December 31, 2002:
U.S. government notes and bonds	$7,520	$7,532
Corporate debt securities and foreign investments	10,644	10,571

Total	$18,164	$18,103

BROOKTROUT, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

3. Inventory

The components of inventory, net of reserves, are as follows:

	September 30, 2003	December 31, 2002
	(in thousands)
Raw materials	$828	$1,076
Work in process	422	740
Finished goods	3,242	4,981

Total	$4,492	$6,797

The following is a rollforward of reserves provided for inventory obsolescence:

	Nine months ended September 30,
	2003	2002
	(in thousands)
Balance, beginning of the period	$3,909	$6,591
Provisions	599	3,646
Write offs	(421)	(609)

Balance, end of period	$4,087	$9,628

4. Intangible Assets

Intangible assets consisted of the following:

	September 30, 2003	December 31, 2002
	(in thousands)
Acquired technology	$12,038	$12,038
Customer base	1,264	1,264
In-place workforce	972	972
Trademarks	301	301

Total intangible assets	14,575	14,575
Less: accumulated amortization	(8,312)	(7,163)

Intangible assets, net	$6,263	$7,412

Intangible asset amortization expense was $0.4 million for both the three months ended September 30, 2003 and 2002.  Intangible asset amortization expense was $1.2 million for both the nine months ended September 30, 2003 and 2002.  The Company has adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.”  Included in intangible assets are amounts allocated to in-place workforce, which SFAS No. 142 requires be reclassified to goodwill; such assets were fully amortized prior to January 1, 2002, and as a result, no adjustments or reclassifications were recorded.  All intangibles carried on the balance sheet are being amortized.

BROOKTROUT, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

5. Valuation and Qualifying Accounts

Allowances for doubtful accounts and sales returns:

The Company’s allowance for doubtful accounts and sales returns was $1.2 million and $1.8 million as of September 30, 2003 and 2002, respectively.  The following is a rollforward of allowances provided for doubtful accounts and sales returns:

	Nine months ended September 30,
	2003	2002
	(in thousands)
Balance, beginning of the period	$1,679	$2,074
Provisions	(261)	(81)
Write offs, payments issued, and other	(215)	(223)

Balance, end of period	$1,203	$1,770

Accrued warranty costs:

The Company’s accrued warranty costs liability was $1.1 million and $0.5 million as of September 30, 2003 and 2002, respectively. The following is a rollforward of accrued warranty costs:

	Nine months ended September 30,
	2003	2002
	(in thousands)
Balance, beginning of the period	$1,060	$789
Provisions for claims	134	(113)
Claims incurred	(99)	(207)

Balance, end of period	$1,095	$469

6. Gain on Sale of Investment

On July 21, 2003, the Company completed the sale of approximately 135,000 shares of Network Engines, Inc. (“NEI”) common stock at prices ranging from $3.70 to $3.75 per share (net of commissions).  The Company had acquired these shares in early July 2003 through the exercise of a warrant with NEI at a price of $0.0733 per share.  The one-time gain on the sale of this investment was $0.5 million and the net proceeds are being invested in accordance with the Company’s cash management guidelines.

7. Product Sales Information

Brooktrout’s products are sold for applications in the New Network and for applications in Today’s Network. Today’s Network involves core technologies and platforms that are primarily used in business premise products such as fax, LAN fax, and voice mail. The New Network applications expand the capabilities of communications networks to allow data, voice and fax information to be distributed using packet-based data networks, such as the Internet, for portions of the transmission and also allow information to be distributed using the traditional circuit-switched telephone network. For the three months ended September 30, 2003, sales of products for use in the New Network accounted for approximately 35% of total revenue as compared to approximately 38% of total revenue for the three months ended September 30, 2002. For both the nine months ended September 30, 2003 and 2002, sales of products for use in the New Network accounted for approximately 36% of total revenue.  Other than the revenue data described above, the Company does not maintain separate financial information related to its New Network and Today’s Network products.

BROOKTROUT, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

8. Commitments and Contingencies

From time to time, the Company is a party to legal and other actions, which may include allegations of patent infringement made against us and/or our customers, that arise in the normal course of business. The Company, taking into account advice of counsel, does not currently believe the eventual outcome of any such pending or potential matters, including matters in which we have an obligation on behalf of our customers, will have a material effect on the Company’s consolidated financial condition or results of operations.

9. Subsequent Events

On October 16, 2003, the Company announced that its Board of Directors had authorized the repurchase of up to 1,000,000 shares of the Company’s common stock from time to time on the open market or in privately negotiated transactions.  Under the program, shares may be repurchased prior to October 15, 2004 and in such amounts as market conditions warrant, and subject to regulatory and other considerations.  The Company plans to use the repurchased shares for general corporate purposes including the Company’s stock option plans, employee stock purchase plan and other stock benefit plans.  As of October 31, 2003, the Company has not repurchased any shares under the plan.

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

We measure our operating success using both financial and market metrics. The financial metrics include revenue, gross margin, operating expenses, and income from continuing operations, as well as working capital and cash provided by operating activities. Other key metrics include the total number of enterprise and service provider customers, customers whose purchases exceed $100,000, and the portion of our revenue that is generated by the sales of products for applications in the New Network. Our long-term business model stresses our commitment to establishing and maintaining close customer relationships and to continuing to develop innovative products.

The most significant trend that has impacted our business has been the unfavorable economic conditions affecting the communications sector. This had resulted in a decrease in our revenue in the first two quarters of 2003 and for the fiscal years 2002 and 2001, compared to prior periods. Sales of products, particularly for applications in the New Network, to OEMs for use by large service providers had declined most significantly. In response to the revenue decreases, we implemented expense control programs to reduce operating expenses, while at the same time, we have continued to invest in developing products that we believe our customers will need when the economy improves.  While the third quarter of 2003 revenue exceeded third quarter of 2002 revenue, and while we expect revenue in the fourth quarter of 2003 to exceed the revenue in the fourth quarter of 2002, we believe it is too early to determine whether this will be sustainable.

Despite these uncertain economic conditions, we have been able to increase our cash and marketable debt securities balances to $49.9 million at September 30, 2003 from $26.0 million at December 31, 2000. This was accomplished primarily through income tax refunds, operating expense reductions, inventory reductions, and the sale of a business segment.  If current economic conditions continue for an extended period of time or worsen, we may experience adverse effects on our business, operating results, and cash and marketable debt securities balances.

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

Inventory Allowances

We evaluate our inventories for estimated excess quantities and obsolescence. This evaluation includes analyses of sales levels by product and projections of anticipated future demand. In addition, we assess the impact of changing technology on our inventory-on-hand. We provide reserves for inventories that are considered excess or obsolete. If future demand or market conditions are less favorable than our projections, additional inventory reserves may be required and would be reflected in cost of sales in the period in which the revision is made. If future demand or market conditions are more favorable and products for which reserves have been provided become more marketable and are sold, our gross margin could improve.  These actions could impact both our results of operations and our cash flows.

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

Deferred Tax Assets

We assess the carrying value of our deferred tax assets to determine if it is more likely than not that we will be able to generate sufficient future taxable income in certain tax jurisdictions in order to realize these assets. When necessary, we have reduced the deferred tax asset to its estimated realizable value by recording a valuation allowance. This assessment requires us to make estimates and assumptions about our future profitability. In determining the carrying value of the deferred tax assets as of September 30, 2003, we are assuming profitability in the future and that it is more likely than not that we will be able to realize these assets. This assumption is based in part upon our history of profitability and our profitability in the three months ended September 30, 2003. If current economic conditions deteriorate or future results of operations are less than expected, future assessments may result in a determination that all or a portion of the remaining deferred tax assets are not realizable. As a result, we may need to establish additional valuation allowances for all or a portion of the deferred tax assets, which may have a material adverse effect on our results of operations.

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

Results of Operations

The following discussion focuses on our results from continuing operations for the three and nine months ended September 30, 2003 and 2002. The table below sets forth certain condensed consolidated statements of operations data as a percentage of total revenue for the periods presented.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Domestic revenue	81%	74%	78%	78%
International revenue	19	26	22	22
Total revenue	100	100	100	100
Cost of product sold	34	44	37	46
Gross margin	66	56	63	54
Operating expenses:
Research and development	23	25	26	28
Selling, general and administrative	39	38	43	40
Total operating expenses	62	63	69	68
Operating income (loss)	4	(7)	(6)	(14)
Other income (expense), net	4	1	2	2
Income (loss) before income taxes	8	(6)	(4)	(12)
Income tax provision (benefit)	3	(3)	(1)	(5)
Income (loss) from continuing operations	5%	(3)%	(3)%	(7)%

Revenue

Three Months Ended September 30, 2003 and 2002

The following table presents our domestic and international revenue:

	Three Months Ended September 30,
	2003		2002
	(dollars in thousands)
Domestic revenue	$15,768	81%	$13,783	74%
International revenue, principally export	3,678	19	4,727	26

Total revenue	$19,446	100%	$18,510	100%

Revenue for the three months ended September 30, 2003 increased by $0.9 million compared to the three months ended September 30, 2002.  Sales to domestic OEMs and enterprise customers increased by 15%.  We believe that this increased demand is the result of strengthening economic conditions in the communications marketplace during the third quarter of 2003.   International revenue for the three months ended September 30, 2003 was similar to the revenue generated in previous quarters of 2003.  In comparison to the three months ended September 30, 2002, international revenue decreased by $0.1 million due to favorable foreign exchange rates and decreased by approximately $1.1 million due to a reduction in sales volume.  The larger than usual revenue total during the third quarter of 2002 was due to several customers purchasing product for significant one-time projects.

Our products are sold for applications in the New Network and for applications in Today’s Network. Today’s Network involves core technologies and platforms that are primarily used in business premise products such as fax, LAN fax, and voice mail. The New Network applications expand the capabilities of communications networks to allow data, voice and fax information to be distributed using packet-based data networks, such as the Internet, for portions of the transmission and also allow information to be distributed using the traditional circuit-switched telephone network.  Revenue from sales of products for applications in the New Network for the three months ended

September 30, 2003 decreased by $0.1 million compared to the three months ended September 30, 2002.  This revenue decrease was attributable to weakness in both the service provider and enterprise segments.  New Network revenue was approximately 35% of total revenue for the three months ended September 30, 2003, as compared to 38% of total revenue in the three months ended September 30, 2002.

Nine Months Ended September 30, 2003 and 2002

The following table presents our domestic and international revenue:

	Nine Months Ended September 30,
	2003		2002
	(dollars in thousands)
Domestic revenue	$40,911	78%	$43,450	78%
International revenue, principally export	11,459	22	12,280	22

Total revenue	$52,370	100%	$55,730	100%

Revenue for the nine months ended September 30, 2003 decreased by $3.4 million compared to the nine months ended September 30, 2002.  Year to date sales to domestic OEMs and enterprise customers decreased primarily due to the economic conditions in the communications marketplace, as well as world events that affected product demand in the first three months of 2003.  For the nine months ended September 30, 2003, international revenue declined by $1.3 million as sales to Pacific Rim and European customers were less than the corresponding period of 2002. This revenue decline was partially offset by favorable foreign currency exchange rates that increased revenue in 2003 by approximately $0.5 million.

As discussed above, our products are sold for applications in the New Network and for applications in Today’s Network. Revenue from sales of products for applications in the New Network for the nine months ended September 30, 2003 decreased by $1.1 million compared to the nine months ended September 30, 2002.  This revenue decrease was attributable to weakness in service provider segment offset by relative strength in the enterprise segment.  New Network revenue was at approximately 36% of total revenue for both the nine months ended September 30, 2003 and September 30, 2002.

Cost of Product Sold and Gross Margin

Three Months Ended September 30, 2003 and 2002

The following table presents cost of product sold and gross margin information:

	Three Months Ended September 30,
	2003	2002
	(dollars in thousands)
Cost of product sold	$6,680	$8,223
Gross profit	$12,766	$10,287
Gross margin	66%	56%

The decrease in cost of product sold in the three months ended September 30, 2003 compared to the corresponding period in 2002 was primarily the result of direct material cost reductions achieved from using new manufacturing subcontractors and due to reduced inventory obsolescence expense.  Obsolescence expense decreased by $1.7 million, primarily due to reduced levels of excess inventory of service provider product in the three months ended September 30, 2003. These factors, along with a shift in product mix to higher margin products, contributed to a significant improvement in gross margin percentages in the third quarter of 2003 compared to the third quarter of 2002.

Nine Months Ended September 30, 2003 and 2002

The following table presents cost of product sold and gross margin information:

	Nine Months Ended September 30,
	2003	2002
	(dollars in thousands)
Cost of product sold	$19,280	$25,753
Gross profit	$33,090	$29,977
Gross margin	63%	54%

The decrease in cost of product sold in the nine months ended September 30, 2003 compared to the corresponding period in 2002 was primarily the result of direct material cost reductions achieved from using new manufacturing subcontractors, combined with decreased product sales.  In addition, inventory obsolescence expense decreased by $3.0 million, primarily due to reduced levels of excess inventory of service provider product in the nine months ended September 30, 2003. These factors, along with a shift in product mix to higher margin products, contributed to a significant improvement in gross margin percentages in the nine months ended September 30, 2003 compared to the nine months ended September 30, 2002.

Operating Expenses

Three Months Ended September 30, 2003 and 2002

The following table presents our operating expenses:

	Three Months Ended September 30,
	2003	2002
	(in thousands)
Research and development	$4,455	$4,576
Selling, general and administrative	7,503	6,937

Total operating expenses	$11,958	$11,513

Research and development expense

Research and development expense represented 23% of total revenue in the three months ended September 30, 2003, compared with 25% of total revenue in the corresponding period in 2002. The $0.1 million decrease in 2003 was primarily the result of reduced consulting and contract labor expenses, decreased depreciation expense, and decreased spending on new product prototypes, offset by a slight increase in equipment and maintenance costs.  Our continuing development efforts are focused on hardware and software for media processing products (voice, fax and data), network interface products, call control products and signal processing products.

Selling, general and administrative expense

Selling, general and administrative expense represented 39% of total revenue for the three months ended September 30, 2003 compared with 38% of total revenue in the corresponding period of 2002.  The $0.6 million increase was primarily due to increases in expenses associated with the Partner Access Network Program, a marketing program providing financial assistance for the porting of approved applications, access to lab facilities worldwide, sales leads, technical training and support, and co-op funded marketing support.

Nine Months Ended September 30, 2003 and 2002

The following table presents our operating expenses:

	Nine Months Ended September 30,
	2003	2002
	(in thousands)
Research and development	$13,868	$15,703
Selling, general and administrative	22,337	21,952

Total operating expenses	$36,205	$37,655

Research and development expense

Research and development expense represented 26% of total revenue in the nine months ended September 30, 2003, compared with 28% of total revenue in the corresponding period in 2002. The $1.8 million decrease in 2003 was primarily the result of reduced consulting and contract labor expenses, decreased spending on new product prototypes and decreased depreciation expense. Our continuing development efforts are focused on hardware and software for media processing products (voice, fax and data), network interface products, call control products and signal processing products.

Selling, general and administrative expense

Selling, general and administrative expense represented 43% of total revenue for the three months ended September 30, 2003 compared with 40% of total revenue in the corresponding period of 2002.  The $0.4 million increase in selling, general and administrative expense from the nine months ended September 30, 2002 to the corresponding period of 2003 was primarily due to increases in professional fees and marketing expenses associated with the Partner Access Network Program, and increases in employee health insurance premiums.  These expense increases were partially offset by decreased depreciation expense and reduced spending for variable incentive compensation.

Other income (expense), net

Three and Nine Months Ended September 30, 2003 and 2002

The increase in other income (expense), net, to $0.7 million in the three months ended September 30, 2003 from $0.2 million in the corresponding three month period in 2002, and to $1.1 million in the nine months ended September 30, 2003 from $0.8 million in the corresponding nine month period in 2002 was the result of a $0.5 million one-time gain on sale of investment in July 2003 resulting from the sale of securities acquired from the exercise of stock purchase warrants, offset by a decline in short-term interest rates.

Income tax provision (benefit)

Three and Nine Months Ended September 30, 2003 and 2002

The following table presents our income tax provision (benefit) and effective tax rate for the three months ended September 30, 2003 and 2002:

	Three Months Ended September 30,
	2003	2002
	(dollars in thousands)
Income tax provision (benefit)	$562	$(422)
Effective tax rate	38%	(40)%

The following table presents our income tax benefit and effective tax rate for the nine months ended September 30, 2003 and 2002:

	Nine Months Ended September 30,
	2003	2002
	(dollars in thousands)
Income tax benefit	$(551)	$(2,884)
Effective tax rate	(28)%	(42)%

The Company has recorded an income tax provision in the three months ended September 30, 2003, versus an income tax benefit in the nine months ended September 30, 2003, as a result of earning a pre-tax profit.  The reduction in the effective tax rate for the nine months ended September 30, 2003 relative to the corresponding period in 2002, was primarily due a decrease in the loss before income taxes and also due to a limitation of, and corresponding reduction in, the research and development tax credit that we can utilize in 2003.

Liquidity and Capital Resources

Cash flows for the nine months ended September 30, 2003 and 2002

Net cash provided by operating activities was $7.7 million in the nine months ended September 30, 2003. This primarily resulted from tax refunds of $6.0 million and reductions in inventory, offset by a decrease in current liabilities.  Cash provided by operating activities was $4.4 million in the nine months ended September 30, 2002. This primarily resulted from income tax refunds of $4.4 million and reductions in inventory, offset by a decrease in current liabilities.

Net cash used in investing activities was $16.8 million in the nine months ended September 30, 2003. This primarily resulted from net purchases of marketable debt securities of $16.9 million. Net cash provided by investing activities was $6.3 million in the nine months ended September 30, 2002. This primarily resulted from net sales of marketable debt securities of $6.8 million.

Net cash provided by financing activities was $0.2 million in both the nine months ended September 30, 2003 and 2002, primarily attributable to proceeds from the sale of common stock under the our employee stock purchase plan.  From time to time, the Company receives shares of its common stock as payment for the exercise price of stock options.  In the nine months ended September 30, 2003, $0.04 million worth of common stock was received from an employee in payment for the exercise price of this employee's stock option.  These shares of common stock were added to our treasury share balance.  The employee had held the shares tendered for at least six months prior to the transaction, and accordingly, no compensation charge was required.

Contractual Obligations and Capital Expenditures

The following table presents our future contractual obligations and commercial commitments as of September 30, 2003:

	Total	Remainder of 2003	2004	2005	2006	2007	Thereafter
	(in thousands)
Operating leases	$7,273	$740	$3,006	$2,062	$786	$211	$468

We have operating lease commitments for our primary office and manufacturing facilities that expire between 2004 and 2006. In addition, we lease office space for sales and support functions that expire beyond 2006. Certain lease agreements require us to pay all of the building’s taxes, insurance and maintenance costs.

We purchased $0.4 million and $0.5 million of capital equipment in the nine months ended September 30, 2003 and September 30, 2002, respectively.  We currently have no material commitments for additional capital expenditures. We have certain inventory purchase commitments that are part of our ordinary course of business in which the product delivery dates range from one month to three months into the future.  We do not expect these short term commitments to have a material adverse impact on our financial results.

We had no long-term debt as of September 30, 2003 or November 7, 2003.

Cash and Cash Liquidity Position

The following table presents our cash and liquidity position as of September 30, 2003 and December 31, 2002:

	September 30, 2003	December 31, 2002
	(dollars in thousands)
Cash and cash equivalents	$14,845	$23,685
Marketable debt securities	35,027	18,103
Total	$49,872	$41,788

Working capital	$54,990	$53,639
Quick ratio	4.16	3.37
Maximum available line of credit	$5,000	$5,000

Cash, cash equivalents and marketable debt securities increased to $49.9 million as of September 30, 2003 from $41.8 million as of December 31, 2002, primarily due to a $6.0 million tax refund and a net cash inflow from other operating activities of $2.2 million in the first nine months of 2003. Working capital increased by $1.4 million from December 31, 2002 to September 30, 2003. This increase was the result of a reduction in accounts payable balances along with a $0.5 million increase in total current assets.  Our quick ratio improved from 3.37 at December 31, 2002 to 4.16 at September 30, 2003, due primarily to a 19% increase in cash, cash equivalents, and marketable debt securities while current liabilities decreased modestly.

We have a $5.0 million working capital line of credit available from a commercial bank. Any borrowings would bear interest at the lender’s prime rate. The line of credit is secured by a pledge of substantially all of our assets. Availability of funds under this line of credit is subject to compliance with certain financial covenants relating to its quick ratio, minimum tangible net worth, and other standard reporting requirements. As of September 30, 2003, letters of credit issued against the existing line totaled $1.0 million, representing the collateral required for certain lease obligations. Other than the issuance of letters of credit and using the credit line to secure immaterial foreign currency forward contracts, there have been no borrowings under the line during the past three years. The line of credit expires on July 29, 2005.

In October 2003, the we announced that our Board of Directors had authorized the repurchase of up to 1,000,000 shares of the our common stock from time to time on the open market or in privately negotiated transactions.  This program will be funded by our existing and future cash and marketable debt securities balances.  As of October 31, 2003, we have not repurchased any shares under the plan.

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

In January 2003, the Emerging Issues Task Force (“EITF”) issued EITF 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables”. EITF 00-21 addresses the issues of how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting and how arrangement consideration should be measured and allocated to the separate units of accounting in the arrangement. EITF 00-21 does not change otherwise applicable revenue recognition criteria. EITF 00-21 is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The adoption of EITF 00-21 has not had a material impact on the Company’s operations or financial position.

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

As a result of the uncertain economic conditions affecting most technology sectors and the telecommunications sector in particular, many of our customers are seeking aggressively to increase efficiency in their supply chains and reduce their inventory levels. Additionally, the slowdown in the telecommunications industry and the resulting decrease in spending by companies in our target markets have reduced the rate of growth of data traffic and the use of the Internet, which are driving the convergence of data and telephony that we expect will give rise to demand for New Network applications. The economic downturn has adversely affected our business and operating results, including a reduction in revenue of $3.4 million for the nine months ended September 30, 2003, or 6%, compared to the nine months ended September 30, 2002, and $9.8 million, or 16%, compared to the nine months ended September 30, 2001. If current economic conditions continue for an extended period of time or worsen, we may experience additional adverse effects on our revenue, net income and cash flow. For example, if the rate at which our customers order product decreases, it becomes more likely that our current inventories would be exposed to technological obsolescence, which would require us to reduce the value of those inventories on our balance sheet.

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

The telecommunications hardware and software market is characterized by:

•                  rapid technological advances;

•                  evolving industry standards;

•                  changes in customer requirements and product life cycles;

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

One customer accounted for 17% of our revenue in the nine months ended September 30, 2003 and for 14% of our revenue in the nine months ended September 30, 2002. The loss of this or any other major customer or the cancellation, reduction or delay of significant orders from such customers, even if only temporary, could significantly reduce our revenue and cash flow and could harm our reputation in the industry.

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

Sales of our products to customers outside the United States accounted for 22% of our revenue in the nine months ended September 30, 2003. We anticipate that international sales will continue to account for a significant portion of our revenue. Because of our dependence upon international sales, we are subject to a number of risks, including volatility in currency exchange rates, political and economic instability in other countries, the imposition of trade and tariff regulations by foreign governments, difficulties in accounts receivable collections, extended payment terms beyond those customarily offered in the United States, potentially adverse tax consequences, and the difficulties in managing and/or expanding operations across disparate geographic areas. In addition, most countries require technical approvals from their telecommunications regulatory agencies for products that operate in conjunction with the local telephone system. Obtaining these approvals is generally a prerequisite for sales in a given jurisdiction. Obtaining requisite approvals takes from two months to a year or more depending on the product and the jurisdiction. These or other factors may limit our ability to sell our products in other countries, which could have a material adverse effect on our business, financial condition and operating results.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risk from changes in interest rates and currency exchange rates has not changed materially from our exposure at December 31, 2002.  Please refer to our Annual Report on Form 10-K for the year ended December 31, 2002 for more information.

Item 4. Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2003.  Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of September 30, 2003, our disclosure controls and procedures were (1) designed to ensure that material information relating to our company, including our consolidated subsidiaries, is made known to our chief executive officer and chief financial officer by others within those entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended September 30, 2003 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14 or 15d-14, as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14 or 15d-14, as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K

On July 16, 2003, we filed a current report on Form 8-K, dated July 16, 2003, furnishing under Item 12 our press release announcing financial results for the quarter ended June 30, 2003.

On October 16, 2003, we filed a current report on Form 8-K, dated October 16, 2003, filing under Item 5 our press release announcing the authorization of a stock repurchase program and furnishing under Item 12 our press release announcing financial results for the quarter ended September 30, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BROOKTROUT, INC.

Date: November 7, 2003	By:	/s/ ERIC R. GILER
Eric R. Giler President (Principal Executive Officer)

Date: November 7, 2003	By:	/s/ ROBERT C. LEAHY
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

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14 or 15d-14, as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14 or 15d-14, as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.