Form 10-K
period 2003-12-31
BROOKTROUT INC
filed 2004-03-09
CIK 754516

Use these links to rapidly review the document
TABLE OF CONTENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO
SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark one)
	☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2003
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

        Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☒ No ☐

        On June 30, 2003 (the last business day of the registrant's most recently completed second fiscal quarter), the aggregate market value of the voting and non-voting common equity held by nonaffiliates of the registrant was approximately $84.5 million, based on the last reported sale price of $7.88 of the registrant's common stock on the Nasdaq National Market.

        As of January 31, 2004, 12,756,536 shares of common stock, $.01 par value per share, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

        Portions of our definitive Proxy Statement relating to the Annual Meeting of Stockholders to be held on May 5, 2004 will be incorporated into Part III, Items 10, 11, 12, 13 and 14, of this Form 10-K. A copy of the Proxy Statement will be available at no cost from our Investor Relations department at (781) 449-4100.

BROOKTROUT, INC.
ANNUAL REPORT ON FORM 10-K
YEAR ENDED DECEMBER 31, 2003

        "Brooktrout," "Brooktrout Technology," "Netaccess," "RealBLOCs," "RealCT," "TruFax" and "TRxStream" are our registered trademarks, and "New Network," "NS301," "NS700," "Partner Access Network Program," "TR2020," "TR1034," "TR1000," "TR114," and "Vantage" are our trademarks. This report also includes trademarks, service marks and trade names of other companies.

PART I

Item 1. Business

Overview

        We develop software and hardware platforms that original equipment manufacturers, or OEMs, developers and corporate information technology managers build into their communications systems. Customers incorporate our products into applications, systems and services that allow voice, fax and data to be distributed over both Internet protocol, or IP, packet-based networks, which we refer to as the New Network, and the traditional circuit-switched telephone network. We supply products for media processing, network interface, call control and signal processing, including protocols that allow Internet and traditional telephony systems to communicate. Our strategy is to partner with our customers and collaborate closely with them to accelerate their delivery of new applications and services, help increase their existing business, and expand into new markets.

        In the 1980s, we delivered technology capable of digitally recording, storing and playing back voice messages using a computer connected to the telephone. In the 1990s, we introduced multi-channel fax boards, we combined fax and voice processing on a single board, and we provided fax application development tools under UNIX and Microsoft Windows NT. We received U.S. patents on fax-on-demand document retrieval and the use of direct inward dialing telephone service with fax message systems. Since 2000, we have introduced new, open systems products in support of market growth areas such as automatic speech recognition, unified communications and packetized voice, and we received a U.S. patent for voice detection in audio signals to aid in speech recognition applications.

        The evolution of the world's communications systems has created important market opportunities for us. One opportunity involves core technologies and platforms that are primarily used in Today's Network—business premise products such as local area network fax and voice mail. The second opportunity is what we refer to as the New Network—the convergence of the traditional telephone network and the Internet. New Network opportunities enable voice, fax and data information to be distributed using IP-based packet networks, such as the Internet, for portions of the transmission or to be distributed using the traditional circuit-switched telephone network. Effective electronic communication over the New Network is dependent upon network infrastructure technology that weaves together the many disparate systems and applications that already exist with the new and emerging technologies. We develop the core technology that hooks the telephone network to the data network in two key markets: voice and speech, and fax. Network interfaces, call control and signal processing are critical to the proper functioning of any communications system. These capabilities span our entire product line and are the intelligence by which telephone calls are established, managed and terminated.

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

  Voice and Speech

        Speech technology is rapidly emerging as the user interface of choice for advanced communications applications. Interactive speech applications allow users to instantly access information and conduct transactions from any landline or wireless phone, or other handheld device. Speech technology is lowering costs, improving customer satisfaction, and driving the development of applications that deliver innovative value-added services to a growing number of mobile customers. Today's end users demand speech systems that are accurate, fast and easy to use. Choosing the right speech platform can make a difference in the performance and scalability of speech applications.

        Our voice processing products support a wide range of capabilities, from simple 2-channel, or port, voice messaging boards, to large scale, high-density media servers. Our advanced echo cancellation and voice-activity detection technology improve the performance, cost, and scalability of speech recognition systems. Our voice product offerings include products that operate in the traditional telephone network, products that operate in the packet-based network, and products that operate in both such networks.

        As a provider of open systems enabling technology, our products are only one component of an overall solution. We rely on the strength of our partners to ensure that together we provide quality voice and speech solutions. We continue to work closely with the leading providers of speech technology and development tools to ensure interoperability and optimal performance so that applications developed using our products can be developed with ease and deployed with confidence.

        Voice eXtensible Markup Language, or VoiceXML, and Speech Application Language Tags, or SALT, are emerging software standards intended to address the unique user-interface requirements of interactive, speech-enabled applications. These two programming languages are the speech equivalent of HyperText Markup Language, or HTML, which is the authoring software language used on the Internet's World Wide Web. As extensions of standard Web technology, they leverage the existing Web infrastructure, applications, skilled developers and tools, greatly simplifying the development and deployment of speech-enabled applications. Brooktrout is actively involved in supporting current and emerging industry standards. Our speech boards support our partners' VoiceXML and SALT browsers, transparently handling media and telephony signaling tasks in these environments.

  Fax

        Messaging systems are growing in scope and sophistication as companies exploit the collaborative nature of messaging to aid employee communication and productivity. Brooktrout keeps pace with the continuing advancement of communications needs by investing in fax technology to help build the next generation of messaging and communication systems.

        We are the worldwide market leader of intelligent fax boards. The market for fax technology is growing due to continued e-mail usage and the desire to connect faxes with e-mail. We offer open, scalable platforms that easily integrate with e-mail, enterprise resource planning, customer relationship management, and document management and imaging applications to independent software vendors and fax application system developers.

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

  Products

  Voice and Speech Platforms

        TR1000 Media Resource Platform is a standards-based, board-level voice and fax processing platform designed to support speech, interactive voice response, or IVR, messaging, and conferencing and fax applications. Ranging from two to 60 channels per board, the performance and flexibility of this feature-rich media platform allows systems to scale in density and functionality to meet the current and evolving needs of advanced enterprise and service provider applications. The TR1000 platform integrates digital signal processors, or DSPs, embedded microprocessors, analog, basic rate interface, or BRI, T1/E1 interfaces, primary rate interfaces, or PRI, and software within a common hardware and software architecture, and is specifically designed to support multiple, scalable services and a seamless migration path within the entire product family. Applications supported by the TR1000 platform include pre-paid/debit calling card systems, announcement systems, conferencing, media servers, speech solutions, and unified messaging and communications.

        TR2020 PCI Platform is an open systems platform for voice over packet applications. This board performs a number of key functions including voice compression, as well as fax and data relay. The TR2020 platform includes on-board packetization, T1/E1 telephony interfaces, echo cancellation, approvable Network Equipment Building Standards, or NEBS, compliance and a growing list of U.S. and international telephony approvals. Applications supported by the TR2020 include voice over IP gateways, wireless-to-IP gateways, voice over cable, Internet call waiting, click to talk, audio/web conferencing, IP-private branch exchange and IP-enabled call centers.

        RealBLOCs DR-A Advanced Call Recording Platform is an open systems platform that is scaleable and feature-optimized to deliver accuracy and clarity for call recording applications. The RealBLOCs DR-A platform can be used to build call recording platforms from eight ports to over 264 ports per system. The RealBLOCs DR-A platform is comprised of a peripheral component interconnect, or PCI, baseboard with analog passive tap interfaces and a plug-in digital signal processor module with call recording firmware. Applications supported include call logging and quality monitoring.

        Vantage PCI Voice Processing Platform is a flexible and robust platform, providing developers and system integrators with a single-board solution for low- to mid-density analog communications applications. The Vantage PCI platform incorporates voice processing algorithms that implement essential features such as audio compression, playback control, touchtone detection and generation, and call progress monitoring. Applications supported by the Vantage PCI platform include voice messaging, unified messaging, automated attendant, digital recording, interactive voice response, and telemarketing.

        RDSP Voice Processing Platform is a robust platform for computer telephony applications. The RDSP platform, which ranges from two to 24 ports per board features voice processing algorithms that implement essential features such as audio compression, playback control, touchtone detection and generation, and call progress monitoring, which are needed in high-quality telephony applications. Applications supported include messaging, digital recording, interactive voice response, and outbound telemarketing.

  Fax Platforms

        TR1034 V.34 Fax Platform is our latest generation intelligent fax board, offering enterprise customers a line of 33.6Kbps fax boards with high-performance fax capabilities. The TR1034 platform is a single slot fax card that supports the V.34 standard, delivering fast 33.6Kbps fax transmission speeds, with two to 30 fax channels per board, and features analog, BRI or T1/E1 interfaces. For customers, this delivers significant transmission cost savings, increased service capacity, and full interoperability with the growing installed base of V.34 fax machines. Applications supported include network, broadcast and production fax, fax on demand, business process automation, and customer relationship management.

        TR114 PCI V.17 Fax Platform is designed specifically for network fax server applications. The TR114 PCI platform has a library of communication techniques that identify and adapt to the various implementations of real-world fax machines and line conditions that provides high compatibility, high connectivity rates and high overall transmission speeds. The TR114 PCI platform ranges in density from one to four channels on a single board, and up to 24 channels per chassis. The TR114 PCI boards are also certified to support the Microsoft shared fax capabilities of Microsoft Windows Server 2003. Applications supported include LAN/network fax, broadcast fax, production fax, and unified messaging.

        TruFax Platform offers small- to medium-sized businesses and departmental workgroups dependable fax capabilities at an economical price for low volume fax traffic. Unlike Class 1 and Class 2 fax modems, TruFax's advanced fax algorithms and dedicated fax processing components deliver the performance that enterprise fax applications require. The TruFax intelligent fax boards are also certified to support the Microsoft shared fax capabilities of Microsoft Windows Server 2003. Applications supported include network and low-volume broadcast and production fax.

  Network Interface/Signaling/Call Control Platforms

        NS301 Platform is an open systems platform for carrier grade network interface and packet processing applications. The NS301 is available in compactPCI, or cPCI, with either dual, quad or octal T1/E1 network interfaces with optional Ethernet and up to 256 HDLC controllers on board. The NS301 provides support for call control, packet processing and signal processing as well as on-board packet manipulation through our unique packet relay feature. This carrier grade hardware platform speeds system development and reduces time to market by providing a flexible and low-level application programming interface, or API, and growing list of U.S. and international telephony approvals. Applications supported include call processing systems, wireless infrastructure elements, wireless data network elements, signaling gateways and monitoring and surveillance systems.

        NS700 Platform provides one of the industry's most robust SS7 feature sets. The PCI board offers four E1 or T1 interfaces, whereas the cPCI board offers eight T1 or E1 interface ports. Each has a high-performance on-board processor to off-load the host from lower layer requirements. It allows developers to leverage the capabilities of the SS7 network and develop carrier-grade applications for SS7 circuit-switched call control, SS7/IP convergence, GSM MAP SMS, CDMA IS-41, and INAP Intelligent Network devices. Applications supported include calling card platforms, welcome roamer, short message service centers, and personal numbering.

        RealBLOCs ATSI Platform is a series of analog trunk and station interface cards. These boards are offered in varying density combinations with up to 24 ports on a single board to allow for cost-effective installations of communication systems. An onboard H.100 interface offers the flexibility to interoperate with other boards to create comprehensive and scalable solutions. Applications supported include call routing, call logging, call monitoring, private communications exchange, quality management, and unified communications solutions.

  Development Software/Application Programming Interfaces

        Bfv is a fax and voice application programming interface that provides developers with a complete C language library of telephony, fax, and voice function calls, as well as fax utilities, sample applications, and debugging tools.

        TDAPI is a powerful C language API with an extensive range of protocol modules or "building blocks". TDAPI provides developers with low-level access to the hardware configuration, switching and call control services offered by our NS700 PCI and cPCI network interface boards.

        RealCT Direct offers developers direct, low-level control of telephony and voice processing functions to create full-featured computer telephony applications that minimize code space, execute faster and implement only the needed subset of the driver's capabilities.

  New Products; Research and Development

        The market for communications products is generally characterized by rapid technological change, changes in customer requirements, frequent new product introductions and enhancements, and emerging industry standards. We focus significant resources on improving our products in response to changes in operating systems, application software, computer and telephony hardware, networking software, programming tools, and computer language technology. We also direct significant resources to the development of new products and next generation versions of our current products. As technologies continue to evolve, there has also been a growing shift in the communications market to focus on the software component of our product offerings. While we have delivered both hardware and software as part of our product line since our company began, we are beginning to emphasize the value of our software for our customers and partners. Our research and development expenses totaled $18.5 million, or 25% of total revenue, in 2003, $20.7 million, or 28% of total revenue, in 2002, and $21.5 million, or 27% of total revenue, in 2001. We believe significant investments in product development are required to remain competitive. As a consequence, we intend to continue to invest a significant dollar amount on product development.

  Warranties

        Our hardware products are covered by a limited warranty against defects in materials and workmanship. In 2000, we extended the warranty on our generally available network interface and signal processing hardware products to five years from the date of purchase from us. Products purchased on or after January 1, 2000 are covered under this new warranty. Many of our competitors have shorter warranties. We have also provided, from time to time, shorter warranties for certain products and to certain customers, as well as extended warranties to certain customers under contractual agreements or for additional consideration.

  Backlog

        At December 31, 2003, our backlog of firm orders was $4.1 million, compared with $3.1 million at December 31, 2002. All of the backlog is expected to be shipped before the end of 2004. We regard all orders as firm orders. Because of the possibility of customer changes in delivery schedules or of cancellation of orders, our backlog as of any particular date may not be indicative of actual sales for any particular future period. The period of time between placement of an order and delivery of the product varies from one day for certain TRxStream Series products to nine months for certain OEM systems products.

Manufacturing and Quality

        Our manufacturing operations consist primarily of final assembly and testing of components, subsystems and systems. We test our products at various stages in the manufacturing process. Prior to shipment, each product undergoes a final load and/or functional test either by our subcontractors or by us at our own facilities.

        We believe that we have a readily available supply of raw materials for all of our significant products from a number of sources. We do not anticipate any difficulties in obtaining the raw materials that will be required for our manufacturing activities in 2004. We use independent manufacturers to perform printed circuit board assembly and testing. We believe that we generally have good relationships with our subcontractors and have generally experienced timely delivery of products and satisfactory quality with respect to products manufactured by our subcontractors. Our Needham, Massachusetts, Los Gatos, California and Salem, New Hampshire facilities have achieved ISO 9001:2000 certification.

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

        We have established international sales offices in Belgium, Japan and the United Kingdom. International sales accounted for approximately 22% of our total revenue in both 2003 and 2002, and 20% of our total revenue in 2001.

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

  VARs and Enterprise Customers

        VARs typically purchase our products for resale to an end-user enterprise customer together with application software developed by the VAR or purchased from an independent software vendor. We have established a network of authorized resellers. We employ direct sales people to recruit, train and assist VARs. We also use a two-tiered distribution system for some of our fax, voice and network interface products, utilizing national distributors who then sell to VARs. In the two-tiered distribution system, we do not recognize revenue until the products are sold by the distributor.

  Dependency on Major Customers

        Sales to Captaris, Inc. represented 19% of our total revenue in 2003, 15% of our total revenue in 2002, and 12% of our total revenue in 2001. No other customers represented more than 10% of our total revenue in 2003 and 2002.

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

        From time to time, we seek patent protection for inventions and developments made by our personnel that are incorporated into our products or that otherwise fall within our fields of interest. For example, in 2001, we were awarded a U.S. patent for voice detection in audio signals, which aids in speech recognition applications. While patents are an important means by which we seek to protect our intellectual property, no particular patent, or related group of patents, is so important that its loss would significantly affect our operations.

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

        We seek to protect our software, firmware, documentation and other written materials under copyright laws. Because on-board and downloadable firmware represents an important element of the value of our hardware products, we believe that we obtain significant protection for our proprietary interest in our hardware products, as well as our software products, from copyright laws. Certain design features, including application-specific integrated circuits, software and firmware, receive some protection under trade secret laws. We generally require that each of our employees executes a proprietary information agreement designed to protect our trade secrets, inventions created in the course of employment with us and other Brooktrout proprietary information. There can be no assurance, however, that patent, copyright and trade secret protection will be sufficient to prevent competitors from developing software and other technology similar to the software and other technology upon which we rely for a significant portion of our revenue. In addition, we have periodically received, and may receive in the future, communications from third parties asserting patent rights with respect to certain of our products and features.

Competition

        The market for telecommunications equipment is highly competitive. In addition to current competitors, there is always the potential for new entrants into our markets by other companies, including our customers and suppliers. We believe that the principal competitive factors affecting the market for our products include product functionality and features, product quality, performance and price, ease of product integration, and quality of customer support services. In addition, many of our customers, including the large OEMs on whom we focus a significant portion of our sales and marketing efforts, have the technical and financial ability to design and produce components replicating or improving on the functionality of most of our products. These customers often consider in-house development of technologies and products as an alternative to doing business with us. The relative importance of each of these factors depends upon the specific customer environment. Although we believe that our products currently compete favorably with respect to such factors, there can be no assurance that we can maintain our competitive position against current and potential competitors.

        Many of our current and potential competitors have longer operating histories, significantly greater financial, technical, product development and marketing resources, greater name recognition and larger customer bases than we do. Though our addressable market in the overall telecommunications market is characterized by several large competitors, the rest of the market is fairly fragmented and many of our current and potential competitors are smaller companies. These smaller companies generally have significantly less financial, technical, product development and marketing resources, lesser name recognition and smaller customer bases, but these smaller companies may also have an ability to respond more quickly to changes in the market or technology. Our present or future competitors may be able to develop products comparable or superior to those developed by us, adapt more quickly to new technologies, evolving industry trends or customer requirements, or devote greater resources to the development, promotion and licensing of their products than we can. Accordingly, there can be no assurance that competition will not intensify or that we will be able to compete effectively in our market.

        We have faced, and we expect that we will continue to face, increasing pricing pressures from our current competitors and new market entrants. Our competitors may engage in pricing practices that cause us to reduce the selling prices of our products. To offset declining selling prices, we believe that we must successfully develop and introduce, on a timely basis, new products or products that incorporate new features that can be sold at gross profits comparable to those of existing products. To the extent that such new products are not developed in a timely manner, do not achieve customer acceptance, or do not generate comparable gross profits, our profitability may decline.

Employees

        As of December 31, 2003, we had 317 full-time employees, of whom 122 were engaged in engineering and product development, 108 in sales, marketing and technical support, 49 in administration, and 38 in manufacturing. None of our employees are represented by a labor union and we believe our relationships with our employees are good.

Executive Officers

        Our executive officers as of March 1, 2004 were as follows:

Name	Age	Position
Eric R. Giler	48	President and Director
David W. Duehren	46	Vice President of Research and Development, Clerk and Director
Robert C. Leahy	51	Vice President of Finance and Operations, and Treasurer
Heather J. Magliozzi	41	Vice President of Corporate Marketing
Ronald J. Bleakney	59	Senior Vice President of Worldwide Sales
R. Andrew O'Brien	45	Vice President of Market and Business Development
John W. Ison	48	Vice President of Product Management
Steven J. Bielagus	52	Vice President of Engineering
Jonathan J. Sirota	62	Vice President

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

        Heather J. Magliozzi has been Vice President of Corporate Marketing since January 2004. Ms. Magliozzi was Vice President of Marketing from November 2002 to January 2004,Vice President of Corporate Communications from August 1998 to November 2002, Director of Marketing from April 1996 to July 1998, and Marketing Communications Manager from August 1994 to April 1996. Ms. Magliozzi was a Marketing Manager for NEC Technologies from January 1985 to July 1994. Ms. Magliozzi received a Bachelor of Arts degree in English and Communications from Boston College.

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

        R. Andrew O'Brien has been Vice President of Market and Business Development since January 2004 and prior to this time was Vice President of Business Development since November 2002. From January 2001 to November 2002, Mr. O'Brien was Vice President and General Manager of our New Public Networks Group. Mr. O'Brien was Vice President of Business Development from July 1998 to January 2001, Vice President of Marketing and Business Development from July 1993 to June 1998, and Director of Marketing and Business Development from January 1993 to June 1993. Mr. O'Brien was a consultant with McKinsey & Company, Inc. from September 1986 to January 1993. Mr. O'Brien received a Bachelor of Arts degree from Yale University and a Master of Business Administration degree from the Harvard Business School.

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

        Steven J. Bielagus has been Vice President of Engineering since March 2003. From March 2001 through February 2003, Mr. Bielagus was Vice President of Engineering at Sockeye Networks, Inc., a provider of Internet route optimization products and services. From July 1999 through January 2002, Mr. Bielagus was Senior Vice President Engineering and Operations at IronBridge Networks, Inc. a provider of Internet protocol routers. From August 1998 to June 1999, Mr. Bielagus was Vice President of Engineering at the Pen Computing Group of A.T. Cross Company, which develops pen-based products that facilitate electronic communications. Mr. Bielagus received a Bachelor of Science Degree in Electrical Engineering from the Massachusetts Institute of Technology.

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

        No executive officer is related by blood, marriage or adoption to any other executive officer or director.

Item 2. Properties

        We lease facilities in Needham, Massachusetts, in Salem, New Hampshire, and in Los Gatos, California. In Needham, Massachusetts, we lease three facilities: a 31,000 square foot manufacturing facility; a 38,000 square foot facility that accommodates engineering, sales and marketing; and a 22,000 square foot office that houses corporate headquarters. Two of the Needham, Massachusetts facilities are leased until 2006, and one until 2005. In Los Gatos, California, we lease an office of approximately 33,000 square feet for engineering, sales, marketing and administration. This lease expires in 2006. In Salem, New Hampshire, we lease a 26,000 square foot facility for engineering, manufacturing, sales, marketing and administrative operations. This lease expires in 2006. In addition, we have guaranteed the lease payments associated with certain leases for office facilities occupied by former subsidiaries.

        We also maintain operating leases and office space for sales and support functions in Florida, Georgia, Illinois, North Carolina, Texas, Canada, Belgium, Japan and the United Kingdom.

        We believe that our present facilities are adequate for our current needs and that suitable additional space will be available as needed.

Item 3. Legal Proceedings

        None.

Item 4. Submission of Matters to a Vote of Security Holders

        Not applicable.

PART II

Item 5. Market For Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

        Our common stock is quoted on the Nasdaq National Market under the symbol "BRKT." The following table shows the high and low sales prices per share of the common stock, as reported on the Nasdaq National Market, for the periods indicated:

	2003			2002
Quarter Ended			Quarter Ended
	High	Low		High	Low
March 31	$5.90	$4.73	March 31	$6.95	$4.91
June 30	$8.17	$4.61	June 30	$6.75	$4.30
September 30	$7.91	$6.67	September 30	$5.75	$4.10
December 31	$15.95	$7.10	December 31	$5.90	$3.61

        We have never paid cash dividends on our common stock. We do not anticipate paying cash dividends in the foreseeable future. On March 1, 2004, there were 445 holders of record of our common stock and the last reported sale price of the common stock on the Nasdaq National Market was $20.15 per share.

        Information regarding our equity compensation plans is included in Notes 1 and 11 of our consolidated financial statements.

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

	Years ended December 31,
	2003	2002	2001	2000	1999
	(in thousands, except per share data)
Statements of Operations Data
Revenue	$74,656	$73,491	$79,774	$141,748	$128,036
Costs and expenses:
Cost of product sold	26,380	33,121	36,399	52,925	48,262
Research and development	18,492	20,658	21,517	23,508	19,236
In-process research and development (1)	—	—	—	2,550	—
Selling, general and administrative	29,883	28,909	31,318	39,921	36,882

Total costs and expenses	74,755	82,688	89,234	118,904	104,380

Operating income (loss)	(99)	(9,197)	(9,460)	22,844	23,656
Other income (expense):
Net gain (loss) on investments (2)	499	—	(4,923)	—	21,738
Equity in loss of affiliates (3)	—	—	(4,710)	(3,298)	—
Interest income, net and other	820	995	1,108	2,081	645

Total other income (expense)	1,319	995	(8,525)	(1,217)	22,383

Income (loss) before income tax provision	1,220	(8,202)	(17,985)	21,627	46,039
Income tax provision (benefit)	665	(3,184)	(7,627)	8,717	17,700

Income (loss) from continuing operations	$555	$(5,018)	$(10,358)	$12,910	$28,339

Diluted income (loss) per common share:
Income (loss) from continuing operations	$0.04	$(0.41)	$(0.85)	$1.02	$2.45
Shares for diluted	12,882	12,226	12,150	12,684	11,582
Balance Sheet Data
Cash and marketable debt securities	$55,950	$41,788	$38,125	$25,987	$50,033
Working capital	62,485	53,639	54,701	52,344	65,131
Total assets	96,579	90,335	98,887	112,660	115,435
Long-term debt	—	—	—	—	—
Stockholders' equity	81,654	75,098	79,572	82,259	77,383

(1)
In 2000, we acquired rights to certain in-process voice over broadband STS-1 technology for $2.6 million.

(2)
In 2003, net gain on investment activity represents a gain of $0.5 million from the sale of 0.1 million shares of Network Engines, Inc. common stock. In 2001, net loss on investment activity represents a $3.9 million permanent reduction in the carrying value of our equity interest in Sonexis, Inc. and a loss of approximately $1.0 million on the sale of a second cost basis investment. In 1999, net gain on investment activity represents: a gain of $19.9 million, net of offering related costs, on our sale of 1.9 million shares of Interspeed common stock in Interspeed's initial public offering; a gain of $2.5 million from the sale of marketable debt securities; and a loss of $0.7 million, representing the book value of a separate investment that was written off in 1999.

(3)
In 2001 and 2000, equity in loss of affiliates includes our share of the losses of Pelago Networks, Inc. and Telchemy, Incorporated.

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

Overview

        We develop software and hardware platforms that original equipment manufacturers, or OEMs, developers and corporate information technology managers build into their communications systems. Customers incorporate our products into applications, systems and services that allow voice, fax and data to be distributed over both Internet protocol, or IP, packet-based networks, which we refer to as the New Network, and the traditional circuit-switched telephone network. We supply products for media processing, network interface, call control and signal processing, including protocols that allow Internet and traditional telephony systems to communicate.

        We measure our operating success using both financial and market metrics. The financial metrics include revenue, gross profit, operating expenses, and income from continuing operations, as well as working capital and cash provided by operating activities. Other key metrics include the total number of enterprise and service provider customers, customers whose purchases exceed $100,000, and the portion of our revenue that is generated by the sales of products for applications in the New Network. Our long-term business model stresses our commitment to establishing and maintaining close customer relationships and to continuing to develop innovative products.

        The most significant trend that has impacted our business has been the unfavorable economic conditions affecting the communications sector. This had resulted in a decrease in our revenue from 2000 to 2001 and from 2001 to 2002. Furthermore, we experienced revenue decreases for the first two quarters of 2003 when compared to the corresponding quarters of 2002. Sales of products, particularly for applications in the New Network, to OEMs for use by large service providers have declined most significantly over these periods. In response to the revenue decreases, we implemented expense control programs to reduce operating expenses, while at the same time, we have continued to invest in developing products that we believe our customers will need when the economy further improves. We are seeing signs that the economic conditions in our industry may be improving since revenue for the third and fourth quarter of 2003 exceeded the revenue in the corresponding periods of 2002, and we expect the revenue for each quarter of 2004 to exceed the revenue for each quarter of 2003.

        Despite these economic conditions, we have been able to increase our cash and marketable debt securities balances from $38 million at December 31, 2001 to $56 million at December 31, 2003. This was accomplished primarily through income tax refunds, operating expense reductions, inventory reductions, and the sale of a business segment. If economic conditions do not continue to improve or if they weaken again, we may experience adverse effects on our business, operating results, and cash and marketable debt securities balances.

Application of Critical Accounting Policies

        Management's discussion and analysis of financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. We make estimates and assumptions in the preparation of the consolidated financial statements that affect the reported amounts of assets and liabilities, revenue and expenses, and the related disclosures of contingent assets and liabilities. These estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. We base our estimates and judgments on historical experience and on various other assumptions that we believe are reasonable under the circumstances. However, actual results may differ from these estimates under different assumptions or conditions.

        The following critical accounting policies require the use of significant judgment and estimates in the preparation of the consolidated financial statements. This listing is not a comprehensive list of all of our significant accounting policies. For further information regarding the application of these and other accounting policies, see Note 1 to the consolidated financial statements in Item 8 of this report.

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

  Allowances for Doubtful Accounts

        Accounts receivable are reduced by an allowance for amounts that may become uncollectible in the future. The estimated allowance for doubtful accounts is based primarily on a specific analysis of accounts in the receivable portfolio and a general reserve based on the aging of receivables. While management believes the allowance to be adequate, if the financial condition of our customers were to change or deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required and could materially impact our financial position and results of operations.

  Inventory Allowances

        We evaluate our inventories for estimated excess quantities and obsolescence. This evaluation includes analyses of sales levels by product and projections of anticipated future demand. In addition, we assess the impact of changing technology on our inventory. We provide reserves for inventories that are considered excess or obsolete. If future demand or market conditions are different than our projections, additional inventory reserves may be required and would be reflected in cost of sales in the period in which the revision is made. If future demand or market conditions are more favorable and products for which reserves have been provided become more marketable and are sold, our gross profit could improve. These actions could impact both our results of operations and our cash flows.

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

  Deferred Tax Assets

        We assess the carrying value of our deferred tax assets to determine if it is more likely than not that we will be able to generate sufficient future taxable income of the appropriate type in each tax jurisdiction in which we operate in order to realize these assets. This assessment requires us to make estimates and assumptions about our future profitability. Prior to 2002, our assessment indicated that it was more likely than not that we would be able to realize our deferred asset and therefore we did not record any valuation allowances. In 2002, we reduced the deferred tax asset to its estimated realizable value by recording a valuation allowance. In determining the carrying value of the deferred tax assets as of December 31, 2003, we are assuming profitability in the future and that it is more likely than not that we will be able to realize these net deferred assets. This assumption is based in part upon our history of profitability and our profitability for the year ended December 31, 2003. If current economic conditions weaken or future results of operations are less than expected, future assessments may result in a determination that all or a portion of the remaining deferred tax assets are not realizable. As a result, we may need to establish additional valuation allowances for all or a portion of the deferred tax assets, which may have a material adverse effect on our results of operations.

  Accrued Warranty Costs

        We accrue for warranty costs based on historical trends in product return rates and the expected material and labor costs to provide warranty services. If we were to experience an increase in warranty claims compared with our historical experience, or if costs of servicing warranty claims were greater than the expectation on which the accrual had been based, our gross profits could be adversely affected. See Note 8 to the consolidated financial statements in Item 8 of this report for activity in our reserves for estimated warranty costs.

Discontinued Operations

        Prior to February 8, 2001, we were organized and reported the results of our operations in three operating segments, Brooktrout Technology, Brooktrout Software, and Interspeed. On February 8, 2001, our board of directors adopted formal plans to discontinue our Brooktrout Software and Interspeed segments. We have accounted for these businesses as discontinued operations. These businesses were substantially disposed of prior to December 31, 2001, and adjustments recorded in 2002 primarily reflect additional proceeds and changes in estimates to the amounts recorded related to gains or losses on disposal. For the years ended December 31, 2002 and 2001, we recorded total gains from discontinued operations of $0.2 million and $7.0 million, respectively, while in 2003, there were no gains or losses from discontinued operations. See Note 2 to the consolidated financial statements in Item 8 of this report.

Results of Operations

        The following discussion focuses on our results from continuing operations. The table below sets forth certain consolidated statements of operations data as a percentage of total revenue for the periods presented.

	Years ended December 31,
	2003	2002	2001
Domestic revenue	78%	78%	80%
International revenue	22	22	20

Total revenue	100	100	100
Cost of product sold	35	45	46

Gross profit	65	55	54
Operating expenses:
Research and development	25	28	27
Selling, general and administrative	40	39	39

Total operating expenses	65	67	66

Operating loss	—	(12)	(12)
Other income (expense), net
Net gain (loss) on investments	1	—	(6)
Equity in loss of affiliates	—	—	(6)
Interest income, net and other	1	1	1

Total other income (expense), net	2	1	(11)

Income (loss) before income taxes	2	(11)	(23)
Income tax provision (benefit)	1	(4)	(10)

Income (loss) from continuing operations	1%	(7)%	(13)%

  Revenue

        The following table presents our domestic and international revenue:

	Years ended December 31,
	2003		2002		2001
	(dollars in thousands)
Domestic revenue	$58,427	78%	$57,106	78%	$63,421	80%
International revenue, principally export	16,229	22	16,385	22	16,353	20

Total revenue	$74,656	100%	$73,491	100%	$79,774	100%

  2003 vs. 2002

        Revenue in 2003 was $74.7 million compared to $73.5 million in 2002, an increase of approximately 2%. While our 2003 sales to domestic OEMs and service providers decreased, particularly in the first two quarters, we experienced an increase in sales to our VARs and enterprise customers in the last two quarters of 2003. Many of our customers resumed spending on communications equipment, which had slowed in both 2001 and 2002. In comparison to 2002, international revenue declined by $0.2 million. The decrease was the result of reduced sales to Pacific Rim and European customers, partially offset by favorable foreign currency exchange rates that increased revenue in 2003 by approximately $0.7 million. During 2003, revenue from the sales of products for applications in the New Network accounted for approximately 35% of total revenue, as compared to 36% of total revenue for 2002.

        Revenue from Captaris, Inc. accounted for 19% of total revenue in 2003 compared to 15% in 2002. We expect that revenue from Captaris will continue to be greater than 10% of total revenue for 2004. In 2003, approximately 90 of our customers each purchased over $100,000 of products, in aggregate representing 87% of total 2003 revenue. In 2002, approximately 90 of our customers each purchased over $100,000 of products, in aggregate representing approximately 86% of total 2002 revenue. Total customers in 2003 decreased to approximately 700 from over 900 in 2002.

  2002 vs. 2001

        Revenue in 2002 was $73.5 million compared to $79.8 million in 2001, a decrease of approximately 8%. The decrease in revenue was primarily attributed to purchases of $5.4 million from one of our service provider customers in the first quarter of 2001. Purchases from this customer were not significant during the remainder of 2001 and throughout 2002. From 2001 to 2002, revenue from enterprise customers remained consistent while revenue from service provider customers declined. During 2002, sales of products for applications in the New Network accounted for approximately 36% of total revenue, as compared to 41% of total revenue for 2001. In 2002, domestic revenue decreased slightly while international revenue remained constant, at approximately $16.4 million per year, representing an increase from 20% of total revenue in 2001 to 22% of total revenue in 2002.

        Revenue from Captaris accounted for 15% of total revenue in 2002 compared to 12% in 2001. In 2002, approximately 90 of our customers each purchased over $100,000 of products, in aggregate representing 86% of total 2002 revenue. In 2001, approximately 100 of our customers each purchased over $100,000 of products, in aggregate representing approximately 86% of total 2001 revenue. Total customers in 2002 decreased to over 900 from over 1,000 in 2001.

  Cost of Product Sold and Gross Profit

        The following table presents cost of product sold and gross profit information:

	Years ended December 31,
	2003	2002	2001
	(dollars in thousands)
Cost of product sold	$26,380	$33,121	$36,399
Gross profit	$48,276	$40,370	$43,375
Gross profit percentage	65%	55%	54%

  2003 vs. 2002

        The decrease in cost of product sold from 2002 to 2003 was the result of a decrease in inventory obsolescence expense, changes in product mix, and direct material cost reductions from manufacturing subcontractors. Our inventory obsolescence expense decreased by $3.0 million in 2003, primarily due to reduced reserve requirements for service provider product inventory. Our change in product mix to higher margin products contributed to a significant improvement in the gross profit percentage in 2003 compared to 2002.

  2002 vs. 2001

        The decrease in cost of product sold from 2001 to 2002 was primarily the result of a $1.4 million decrease in inventory obsolescence expense, combined with direct material cost reductions achieved from using new manufacturing subcontractors. The decrease in inventory obsolescence expense is primarily due to lower charges for obsolete service provider product inventory in 2002. These factors contributed to a slight improvement in gross profit in 2002 compared to 2001.

  Operating Expenses

        The following table presents our operating expenses:

	Years ended December 31,
	2003	2002	2001
	(dollars in thousands)
Research and development	$18,492	$20,658	$21,517
Selling, general and administrative	29,883	28,909	31,318

Total operating expenses	$48,375	$49,567	$52,835

  Research and development expenses

  2003 vs. 2002

        Research and development expense represented 25% of revenue in 2003, compared with 28% of revenue in 2002. The $2.2 million decrease in 2003 was primarily the result of reduced consulting and contract labor expenses, decreased spending on new product prototypes and decreased depreciation expense. Our continuing development efforts are focused on hardware and software for media processing products (voice, fax and data), network interface products, call control products and signal processing products.

  2002 vs. 2001

        Research and development expense represented 28% of revenue in 2002, compared with 27% of revenue in 2001. The $0.9 million decrease was primarily the result of reduced consulting, contract labor, and depreciation expense, offset partially by increases in spending on new product prototypes and equipment purchases.

  Selling, general and administrative expenses

  2003 vs. 2002

        Selling, general and administrative expense represented 40% of total revenue in 2003, compared with 39% of total revenue in 2002. The $1.0 million increase in selling, general and administrative expense from 2002 to 2003 was primarily due to increases in professional fees, sales and use taxes, and marketing expenses associated with the Partner Access Network Program. These expense increases were partially offset by reduced compensation expense due to a decrease in our employee count and by lower depreciation expense.

  2002 vs. 2001

        The $2.4 million decrease in selling, general and administrative expense from 2001 to 2002 was primarily due to a decrease in bad debt expense as a result of recoveries of previously written off accounts receivable balances, along with reduced spending for variable incentive compensation, travel and entertainment, and depreciation. These expense decreases were partially offset by increases in marketing expenses associated with the Partner Access Network Program.

  Other income (expense), net

        The following table presents our other income (expense), net:

	Years ended December 31,
	2003	2002	2001
	(dollars in thousands)
Net gain (loss) on investments	$499	$—	$(4,923)
Equity in loss of affiliates	—	—	(4,710)
Interest income, net and other	820	995	1,108

Total other income (expense), net	$1,319	$995	$(8,525)

  Net gain (loss) on investments

        During 2003, we had a gain on the sale of an investment of $0.5 million from the sale of 0.1 million shares of Network Engines, Inc. common stock acquired from the exercise of stock purchase warrants. During 2002, we had no gains or losses on investments. During 2001, we had a loss on investments of $4.9 million. Of this total expense, $3.9 million was due to a permanent reduction of the carrying value of the Sonexis, Inc. preferred stock as a result of a decrease in the appraised value of these shares. We received this preferred stock, along with cash, as consideration for the sale of Brooktrout Software in April 2001. In addition, we realized a loss of approximately $1.0 million related to the sale of an equity investment in a privately held technology company that had been accounted for using the cost method.

  Equity in loss of affiliates

        We recorded equity in loss of affiliates of $4.7 million in 2001 related to net losses of our equity investees, Pelago Networks, Inc. and Telchemy, Incorporated. As of December 31, 2001, the investment in Pelago had been written down to zero, and since we had no further funding commitment, we ceased recording our share of Pelago's losses. Our interest in Pelago was further reduced below 20% following an equity financing by Pelago during 2002. We did not recognize additional losses in 2003 or 2002 related to Telchemy since we disposed of our equity interest in that business on December 31, 2001. See Note 4 to the consolidated financial statements included in Item 8 of this report. We recorded no equity in losses of affiliates during 2003 and 2002.

  Interest income, net and other

        The sequential decrease in interest income, net and other from 2001 to 2003 was the result of a decline in short-term interest rates, which offset the favorable impact of steadily increasing cash and marketable debt securities balances.

  Income tax provision (benefit)

        The following table presents our income tax provision (benefit) and effective tax rate:

	Years ended December 31,
	2003	2002	2001
	(dollars in thousands)
Income tax provision (benefit)	$665	$(3,184)	$(7,627)
Effective tax rate	54%	(39)%	(42)%

  2003 vs. 2002

        In 2003, we recorded an income tax provision as a result of our reporting a pre-tax profit for the year. The higher effective tax rate in 2003 was impacted both by a disproportionate effect of permanent differences as compared to pre-tax profit and a limitation on the availability of our research and development tax credit, which resulted from our incurring a significantly lower level of qualified research and development expenses during 2003 as compared to prior years. Also in 2002, we established a valuation allowance in the amount of $1.9 million relating to anticipated capital losses on long-term investments that are not expected to be realizable. In 2003, we increased the valuation allowance by $.03 million.

  2002 vs. 2001

        In both 2002 and 2001, we recorded an income tax benefit, along with an income tax receivable, because we could carry back losses before income taxes for 2002 and 2001 to 1999 and 1998, years in which we were profitable. The reduction in the income tax benefit rate in 2002 relative to 2001 resulted from our recording of a valuation allowance related to long-term investments in 2002.

Liquidity and Capital Resources

  Cash flows for the years ended December 31, 2003, 2002, and 2001

        Cash flows from operating activities were $10.9 million in 2003. This primarily resulted from tax refunds of $6.3 million and reductions in inventory, both of which were partially offset by an increase in accounts receivable. Both the reductions in inventory and the increase in accounts receivable were attributable to our increased sales activity. Cash flows from operating activities were $4.2 million in 2002. This primarily resulted from income tax refunds of $4.4 million and reductions in inventory, both of which were partially offset by a decrease in current liabilities. Cash flows from operating activities were $11.3 million in 2001. This primarily resulted from reductions in inventory, accounts receivable and net liabilities of discontinued operations.

        Cash used in investing activities was $10.7 million in 2003. This primarily resulted from net purchases of marketable debt securities of $9.8 million and our deposit for technology to be acquired of $0.9 million. Cash used in investing activities was $3.3 million in 2002. This primarily resulted from net purchases of marketable debt securities of $2.4 million. Cash used in investing activities was $12.7 million in 2001. This primarily resulted from net purchases of marketable debt securities of $13.2 million and purchases of investments of $3.1 million, both of which were partially offset by the $4.9 million of proceeds from the sale of Brooktrout Software to Sonexis in April 2001.

        Cash from financing activities was $4.2 million in 2003. This was primarily attributable to proceeds from the sale of common stock under our employee stock option plans and our employee stock purchase plan, as well as the repayment of officer notes receivable. From time to time, the Company receives shares of its common stock as payment for the exercise price of stock options which are then added to our treasury share balance. Cash from financing activities was $0.3 million and $0.5 million in 2002 and 2001, respectively, all of which was attributable to proceeds from the sale of common stock under our employee stock purchase plan.

  Contractual Obligations and Capital Expenditures

        The following table presents our future contractual obligations and commercial commitments as of December 31, 2003:

	Total	2004	2005	2006	2007	2008	Thereafter
			(dollars in thousands)
Operating leases	$6,602	$2,993	$2,081	$801	$226	$226	$275

        We have operating lease commitments for our primary office and manufacturing facilities that expire between 2005 and 2006. In addition, we lease office space for sales and support functions that expire beyond 2006. Certain lease agreements require us to pay all of the building's taxes, insurance and maintenance costs.

        We purchased $0.5 million of capital equipment in 2003, $0.8 million in 2002, and $1.1 million in 2001. We currently have no material commitments for additional capital expenditures. In 2003, we made a $0.9 million deposit for technology to be acquired in 2003, and contingent upon satisfactory performance by the seller and our final acceptance, we will be obligated to purchase an additional $0.5 million of purchased hardware and software assets and engineering services of $1.2 million in 2004. We have certain inventory purchase commitments that are part of our ordinary course of business in which the product delivery dates range from one month to five months into the future. We do not expect these short-term commitments to have a material impact on our financial results.

        We had no long-term debt as of December 31, 2003 or March 9, 2004.

  Cash and Cash Liquidity Position

        The following table presents our cash and liquidity position as of December 31, 2003, 2002, and 2001:

	Years ended December 31,
	2003	2002	2001
	(dollars in thousands)
Cash and cash equivalents	$28,081	$23,685	$22,425
Marketable debt securities	27,869	18,103	15,700

Total	$55,950	$41,788	$38,125

Working capital	$62,485	$53,639	$54,701
Quick ratio	4.6	3.4	2.5
Maximum available line of credit	$5,000	$5,000	$5,000

        Cash, cash equivalents and marketable debt securities increased to $56.0 million as of December 31, 2003 from $41.8 million as of December 31, 2002, primarily due to a $6.3 million tax refund, net cash flows from other operating and investing activities of $3.7 million, and cash proceeds from employee stock transactions of $4.2 million in 2003. Working capital increased by $8.8 million from December 31, 2002 to December 31, 2003. This increase in working capital was the result of the 34% increase in cash, cash equivalents, and marketable debt securities, partially offset by decreases in income taxes receivable and inventory. Our quick ratio improved from 2.4 at December 31, 2001 to 4.5 at December 31, 2003, due primarily to a 47% increase in cash, cash equivalents, and marketable debt securities while current liabilities decreased modestly. Quick ratio is calculated as current assets minus inventory, income tax receivable and deferred tax assets divided by current liabilities, and is an indicator of a company's ability to meet short-term financial obligations.

        We have a $5.0 million working capital line of credit available from a commercial bank. Any borrowings would bear interest at the lender's prime rate. The line of credit is secured by a pledge of substantially all of our assets. Availability of funds under this line of credit is subject to compliance with certain financial covenants relating to our quick ratio, minimum tangible net worth, and other standard reporting requirements. As of December 31, 2003, letters of credit issued against the existing line totaled $1.0 million, representing the collateral required for certain lease obligations. Other than the issuance of letters of credit and the use of the credit line to secure immaterial foreign currency forward contracts, there have been no borrowings under the line during the past three years. The line of credit expires on July 29, 2005.

        In October 2003, our Board of Directors authorized the repurchase of up to 1,000,000 shares of our common stock from time to time on the open market or in privately negotiated transactions. This program will be funded by our existing and future cash and marketable debt securities balances. As of March 9, 2004, we had not repurchased any shares under the plan.

        We believe that our cash and cash equivalents and marketable debt securities are likely to meet our needs for the foreseeable future. Though we do not expect to make any major capital expenditures in 2004, we are always looking for opportunities to expand the business, which could include acquisitions or organic expansion into new markets. If we find that our cash and cash equivalents, marketable debt securities and funds available from our bank line of credit are not sufficient, we may choose to utilize or to seek other sources of financing. If we were to seek future equity financings, the terms may be dilutive to our stockholders and may contain restrictive covenants, which could limit our ability to pursue certain courses of action. It is possible that, should the need arise, we will not be able to obtain additional financing, or that the financing made available to us will not be on acceptable terms.

        The pricing of our products and the costs of our goods can be significantly affected by current market conditions. Market conditions can be impacted by inflation; however, we believe that inflation has not had a significant effect on our operations to date.

Recent Accounting Pronouncements

        In December 2003, the staff of the SEC issued Staff Accounting Bulletin ("SAB") No. 104, Revenue Recognition, which superceded SAB 101, Revenue Recognition in Financial Statements. SAB 104 rescinded accounting guidance contained in SAB 101 related to multiple element revenue arrangements, superceded as a result of the issuance of Emerging Issues Task Force ("EITF") 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables." Additionally, SAB 104 rescinded the SEC's Revenue Recognition in Financial Statements Frequently Asked Questions and Answers ("FAQ") issued with SAB 101 that had been codified in SEC Topic 13, Revenue Recognition. Selected portions of the FAQ have been incorporated into SAB 104. While the wording of SAB 104 has changed to reflect the issuance of EITF 00-21, the revenue recognition principles of SAB 101 remain largely unchanged by the issuance of SAB 104. The adoption of SAB 104 has not had a material impact on the Company's operations or financial position.

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

        As a result of the uncertain economic conditions that have affected most technology sectors and the telecommunications sector in particular, over the past few years, many of our customers have aggressively sought to increase efficiency in their supply chains and reduce their inventory levels. Additionally, the slowdown in the telecommunications industry and the resulting decrease in spending by companies in our target markets have reduced the rate of growth of data traffic and the use of the Internet, which are driving the convergence of data and telephony that we expect will give rise to demand for New Network applications. The economic downturn adversely affected our business and operating results for the year ended December 31, 2003, and even more so for the years ended December 31, 2002 and 2001. While we believe the economic condition may be improving somewhat, if current economic conditions do not improve as expected or if they worsen, we may experience additional adverse effects on our revenue, net income and cash flow. For example, if the rate at which our customers order product decreases, it becomes more likely that our current inventories would be exposed to technological obsolescence, which would require us to reduce the value of those inventories on our balance sheet.

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

  •
  frequent new product introductions or innovations;

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

        One customer accounted for 19% of our revenue in the year ended December 31, 2003 and for 15% of our revenue in the year ended December 31, 2002. The loss of this or any other major customer or the cancellation, reduction or delay of significant orders from such customers, even if only temporary, could significantly reduce our revenue and cash flow and could harm our reputation in the industry.

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

        In addition, we currently use independent manufacturers to manufacture printed circuit boards, chassis and subassemblies in accordance with our design and specification. Our reliance on independent manufacturers involves a number of risks, including the potential for inadequate capacity of, unavailability of, or interruptions in access to, process technologies, and reduced control over delivery schedules, manufacturing yields and costs. If our manufacturers are unable or unwilling to continue manufacturing our components in required quantities or to our quality expectations, we will have to transfer manufacturing to acceptable alternative manufacturers that we have identified, which could result in significant delays in shipment of products to customers. Moreover, the manufacture of these components is extremely complex, and our reliance on the suppliers of these components exposes us to potential production difficulties and quality variations, which could negatively affect the cost and timely delivery of our products. We currently enter into purchase orders with independent manufacturers of materials based on forecasts of need, but have no guaranteed capacity arrangements with these manufacturers. Any significant interruption in the supply, or degradation in the quality, of any component could cause us to lose sales, incur additional costs and suffer harm to our reputation.

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

        In the telecommunications business, there is frequent litigation based on allegations of patent infringement. As the number of entrants in our market increases and the functionality of our products is enhanced and overlaps with the products of other companies, we may become subject to claims of infringement or misappropriation of the intellectual property rights of others. As a result, from time to time, third parties may claim exclusive patent or other intellectual property rights to technologies that we use. Although we believe that we do not face material liability related to infringement of the intellectual property of others, any claims asserting that our products infringe or may infringe proprietary rights of third parties, if determined adversely to us, could have a material adverse effect on our business, financial condition or operating results. Any claims, with or without merit, could be time-consuming, result in costly litigation, divert the efforts of our engineering and management personnel, cause delays in product shipments or require us to enter into royalty or licensing agreements, any of which could have a material adverse effect upon our operating results. In any legal action claiming patent infringement commenced against us, we cannot assure you that we would prevail in such litigation given the complex technical issues and inherent uncertainties in patent litigation. In the event a claim against us was successful, and we could not obtain a license on acceptable terms or license a substitute technology or redesign to avoid infringement, we may be unable to market our affected products. This could have a material adverse effect on our business, financial condition and operating results.

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

We are subject to environmental and occupational health and safety regulations that can increase the costs of operations or limit our activities.

        We are subject to environmental and occupational health and safety regulations relating to matters such as reductions in the use of harmful substances, comprehensive risk management in manufacturing activities and final products, the use of lead-free soldering, and the recycling of products and packaging materials. On February 13, 2003 the European Parliament and the Counsel of the European Union published directives on waste electrical and electronic equipment and on the restriction of the use of certain hazardous substances in electrical and electronic equipment. These directives will generally require electronics producers after August 2005 to bear the cost of collection, treatment, recovery and safe disposal of past and future products from end-users and to ensure after June 2006 that new electrical and electronic equipment does not contain specified hazardous substances. While the cost of these directives to us cannot be determined before regulations are adopted in individual member states of the European Union, it may be substantial and may divert resources, which could detract from our ability to develop new products. We may not be able to comply in all cases with applicable environmental and other regulations, and if we do not, we may incur remediation costs or we may not be able to offer our products for sale in certain countries, which could adversely affect our results.

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

        In addition, the rapidly emerging and evolving nature of the markets in which we and our customers compete may cause prospective customers to delay their purchase decisions as they evaluate new technologies and develop and implement new systems. During the period in which our customers are evaluating whether to place an order with us, we often incur substantial sales and marketing expenses, without any assurance of future orders or their timing. Even after a customer places an order, the timing of the development, introduction and implementation of the customer's product or service using our product is controlled by, and can vary significantly with the needs of the customer. In some circumstances, the customer will not require the product for several months. This continuing uncertainty can complicate our planning processes and reduce the predictability of our earnings and cash flows.

Our business and operating results could be adversely affected by downturns in economic conditions in countries outside the United States and other risks associated with international operations.

        Sales of our products to customers outside the United States accounted for 22% of our revenue in the year ended December 31, 2003. We anticipate that international sales will continue to account for a significant portion of our revenue. Because of our dependence upon international sales, we are subject to a number of risks, including:

  •
  volatility in currency exchange rates;

  •
  political and economic instability in other countries;

  •
  the imposition of trade restrictions, trade barriers, and tariff regulations by foreign governments;

  •
  difficulties in accounts receivable collections;

  •
  extended payment terms beyond those customarily offered in the United States;

  •
  potentially adverse tax consequences; and

  •
  difficulties in managing and/or expanding operations across disparate geographic areas.

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

        We may seek to acquire strategic complementary companies in the future. In addition to the difficulties we may face in identifying and consummating acquisitions, we will also be required to integrate and consolidate any acquired businesses or assets with our existing operations. Managing an acquired business entails numerous operational and financial risks, including difficulties in integrating disparate administrative, accounting and finance, and information systems, difficulties in assimilating acquired operations and new personnel, diversion of management's attention from other business concerns, and potential loss of key employees or customers of any acquired operations. Accordingly, we may be unable to successfully identify, consummate and integrate future acquisitions or operate acquired businesses profitably. If we are unable to integrate an acquired company successfully, our future growth may suffer, and our results of operations could be harmed.

Risks Related to Our Common Stock

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

        We may need to raise additional funds in the future, for example, to develop new technologies, support our expansion, respond to competitive pressures, acquire complementary businesses or respond to unanticipated situations. We may decide to raise additional funds through public or private financings, strategic relationships or other arrangements. Our ability to obtain debt or equity funding will depend on a number of factors, including market conditions, our operating performance and investor interest. Additional funding may not be available to us on acceptable terms or at all. If adequate funds are not available, we may be required to revise our business plan to reduce expenditures, including curtailing our growth strategies, foregoing acquisitions or reducing our product development efforts. If we succeed in raising additional funds through the issuance of equity or convertible securities, the issuance could result in substantial dilution to existing stockholders. If we raise additional funds through the issuance of debt securities or preferred stock, these new securities would have rights, preferences and privileges senior to those of the holders of our common stock. The terms of these securities, as well as any borrowings under our bank line of credit agreement, could impose restrictions on our operations.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

        We invest cash balances in excess of operating requirements in short-term securities, generally with maturities of 90 days or less on the date of purchase. These securities consist of U.S. government notes and bonds, commercial paper, and certificates of deposit. We invest in marketable debt securities that consist of notes and bonds of various Federal agencies, as well as corporate commercial paper, with maturities greater than 90 days on the date of purchase. If we were to experience a 1% increase in the effective interest rate, the effect on the carrying value of marketable debt securities would be a decrease of $213,000. Our securities are considered available-for-sale for accounting purposes and any unrealized gain or loss is deferred as a component of other comprehensive income (loss). In addition, our working capital line of credit provides for borrowings that bear interest at a variable rate equal to the lender's prime rate. As of December 31, 2003, we did not have any borrowings outstanding under this line of credit and we were not exposed to market risk. Other than the issuance of letters of credit and using the credit line to secure immaterial foreign currency forward contracts, there have been no borrowings under the line during the past three years. The line of credit expires on July 29, 2005. We anticipate that the line of credit will be renewed on substantially the same terms as the existing line of credit. We believe that the effects, if any, of possible near-term changes in interest rates on our financial position, results of operations and cash flows will not be material.

        We generally conduct business denominated in U.S. dollars. We do, however, operate facilities overseas and we therefore also conduct some business in other currencies. The impact of changes in currency rates on our consolidated results of operations has not been significant in any period presented. Substantially all of our revenue is denominated in U.S. dollars, as are the significant majority of our expenses. We manage our exposure to foreign currency market risks through regular operating and financing activities, and through the use of foreign currency forward exchange contracts. As of December 31, 2003, a 10% appreciation or depreciation in foreign currency exchange rates from the prevailing market rates would have had an immaterial impact on our financial position, results of operations and cash flows, due to the relatively immaterial number of transactions occurring in currencies other than the U.S. dollar.

Item 8. Financial Statements and Supplementary Data

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Brooktrout, Inc.:

        We have audited the accompanying consolidated balance sheets of Brooktrout, Inc. (the "Company") as of December 31, 2003 and 2002, and the related consolidated statements of operations, comprehensive income (loss), stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Brooktrout, Inc. as of December 31, 2003 and 2002, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP
Boston, Massachusetts
March 8, 2004

BROOKTROUT, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	December 31,
	2003	2002
Assets
Current assets:
Cash and cash equivalents	$28,081	$23,685
Marketable debt securities	27,869	18,103
Accounts receivable (less allowances for doubtful accounts and sales returns of $843 in 2003 and $1,679 in 2002)	10,232	8,600
Inventory	4,465	6,797
Income tax receivable	433	6,236
Deferred tax assets	3,830	3,856
Prepaid expenses and other current assets	2,354	1,390

Total current assets	77,264	68,667
Equipment and furniture, less accumulated depreciation	2,245	3,404
Deferred tax assets	9,413	9,341
Intangible assets, less accumulated amortization	5,909	7,412
Other assets, less accumulated amortization	1,748	1,511

Total assets	$96,579	$90,335

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$5,350	$5,715
Accrued expenses	5,069	5,104
Accrued compensation and commissions	2,405	2,141
Accrued warranty costs	1,138	1,060
Customer deposits	758	883
Liabilities related to discontinued operations	59	125

Total current liabilities	14,779	15,028
Deferred rent	146	209

Total liabilities	14,925	15,237
Commitments and contingencies (Note 14)
Stockholders' equity:
Preferred stock, $1.00 par value; authorized 100,000 shares; issued and outstanding, none	—	—
Common stock, $0.01 par value; authorized 40,000,000 shares; issued 12,937,019 in 2003 and 12,532,810 in 2002	129	125
Additional paid-in capital	68,270	64,170
Accumulated other comprehensive loss	(45)	(64)
Notes receivable — officers	(9,845)	(11,760)
Retained earnings	26,942	26,387
Treasury stock, 260,386 shares in 2003 and 255,384 shares in 2002, at cost	(3,797)	(3,760)

Total stockholders' equity	81,654	75,098

Total liabilities and stockholders' equity	$96,579	$90,335

See notes to consolidated financial statements.

BROOKTROUT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Years ended December 31,
	2003	2002	2001
Revenue	$74,656	$73,491	$79,774
Costs and expenses:
Cost of product sold	26,380	33,121	36,399
Research and development	18,492	20,658	21,517
Selling, general and administrative	29,883	28,909	31,318

Total costs and expenses	74,755	82,688	89,234

Operating loss	(99)	(9,197)	(9,460)
Other income (expense), net:
Net gain (loss) on investments	499	—	(4,923)
Equity in loss of affiliates	—	—	(4,710)
Interest income, net and other	820	995	1,108

Total other income (expense), net	1,319	995	(8,525)

Income (loss) before income taxes	1,220	(8,202)	(17,985)
Income tax provision (benefit)	665	(3,184)	(7,627)

Income (loss) from continuing operations	555	(5,018)	(10,358)
Discontinued operations:
Gain on disposal of discontinued operations, net of income tax (benefit) expense of ($696) in 2002 and $4,049 in 2001	—	227	7,041

Total gain from discontinued operations	—	227	7,041

Net income (loss)	$555	$(4,791)	$(3,317)

Income (loss) per common share:
Income (loss) from continuing operations, basic and diluted	$0.04	$(0.41)	$(0.85)
Net income (loss), basic and diluted	$0.04	$(0.39)	$(0.27)
Weighted average shares outstanding, basic	12,353	12,226	12,150
Weighted average shares outstanding, diluted	12,882	12,226	12,150

See notes to consolidated financial statements.

BROOKTROUT, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Years ended December 31,
	2003	2002	2001
Net income (loss)	$555	$(4,791)	$(3,317)
Other comprehensive income (loss):
Unrealized gains (losses) on marketable debt securities, net of applicable taxes	16	(12)	(4)
Foreign currency translation adjustments	3	—	140

Total other comprehensive income (loss)	19	(12)	136

Comprehensive income (loss)	$574	$(4,803)	$(3,181)

See notes to consolidated financial statements.

BROOKTROUT, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands, except share data)

	Common Stock		Treasury Stock				Accumulated Other Comprehensive Income (Loss)
					Additional Paid-In Capital	Notes Receivable- Officers		Retained Earnings
	Shares	Amount	Shares	Amount					Total
January 1, 2001	12,366,927	$124	255,384	$(3,760)	$63,348	$(11,760)	$(188)	$34,495	$82,259
Exercise of stock options	95,315	1	—	—	493	—	—	—	494
Unrealized loss on marketable debt securities, net of tax	—	—	—	—	—	—	(4)	—	(4)
Currency translation adjustment	—	—	—	—	—	—	140	—	140
Net loss	—	—	—	—	—	—	—	(3,317)	(3,317)

December 31, 2001	12,462,242	125	255,384	(3,760)	63,841	(11,760)	(52)	31,178	79,572
Exercise of stock options	70,568	—	—	—	329	—	—	—	329
Unrealized loss on marketable debt securities, net of tax	—	—	—	—	—	—	(12)	—	(12)
Net loss	—	—	—	—	—	—	—	(4,791)	(4,791)

December 31, 2002	12,532,810	125	255,384	(3,760)	64,170	(11,760)	(64)	26,387	75,098
Exercise of stock options	404,209	4	—	—	2,318	—	—	—	2,322
Unrealized loss on marketable debt securities, net of tax	—	—	—	—	—	—	16	—	16
Currency translation adjustment	—	—	—	—	—	—	3	—	3
Repayment of officer notes receivable	—	—	—	—	—	1,915	—	—	1,915
Common stock received for exercise of stock options	—	—	5,002	(37)	—	—	—	—	(37)
Tax benefit from stock option activity	—	—	—	—	1,782	—	—	—	1,782
Net income	—	—	—	—	—	—	—	555	555

December 31, 2003	12,937,019	$129	260,386	$(3,797)	$68,270	$(9,845)	$(45)	$26,942	$81,654

See notes to consolidated financial statements.

BROOKTROUT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years ended December 31,
	2003	2002	2001
Cash flows from operating activities:
Net income (loss)	$555	$(4,791)	$(3,317)
Adjustments to reconcile net income (loss) to cash flows from operating activities:
Loss (gain) on disposal of discontinued operations before tax	—	469	(11,090)
Deferred income taxes	(1,212)	1,229	(1,692)
Provision for doubtful accounts and sales returns	(525)	(41)	401
Depreciation and amortization	3,208	4,106	5,334
Amortization of acquired and licensed software	692	1,041	450
Inventory obsolescence expense	992	3,976	5,363
Gain on sale of investment	(499)	—	—
Tax benefit from stock option activity	1,782	—	—
Equity in loss of affiliates	—	—	4,710
Net loss on investments	—	—	4,923
Loss on disposal of equipment and furniture	—	6	140
Increase (decrease) in cash from changes in:
Accounts receivable	(1,107)	(277)	13,137
Inventory	1,340	1,181	2,292
Prepaid expenses and other assets	5,219	390	968
Current and other liabilities	466	(3,096)	(10,273)

Cash flows from operating activities	10,911	4,193	11,346
Cash flows from investing activities:
Sales and maturities of marketable debt securities	20,346	18,462	2,492
Purchases of marketable debt securities	(30,112)	(20,876)	(15,668)
Expenditures for equipment and furniture	(548)	(848)	(1,079)
Deposit for technology to be acquired	(900)	—	—
Other investing	—	—	(331)
Proceeds from the sale of an investment	499	—	—
Proceeds from the sale of a business segment	—	—	4,927
Purchases of investments	—	—	(3,050)

Cash flows from investing activities	(10,715)	(3,262)	(12,709)
Cash flows from financing activities:
Exercises of stock options, net of treasury stock acquired	2,285	329	494
Proceeds from payment of officer notes receivable	1,915	—	—

Cash flows from financing activities	4,200	329	494

Increase (decrease) in cash and cash equivalents	4,396	1,260	(869)
Cash and cash equivalents, beginning of year	23,685	22,425	23,294

Cash and cash equivalents, end of year	$28,081	$23,685	$22,425

Supplemental schedule of cash flow information:
Tax refunds received, net of payments	$6,184	$3,997	$2,423

Non-cash activities:
Common stock received for exercise of stock options	$37	$—	$—

See notes to consolidated financial statements.

BROOKTROUT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Description of Business and Summary of Significant Accounting Policies and Practices

(a) Description of Business

        Brooktrout, Inc. (the "Company" or "Brooktrout") develops, manufactures and sells software and hardware products that enable the development of communications systems and services. The Company sells its products to system vendors, service providers, enterprise customers, original equipment manufacturers, and value-added resellers, both domestically and internationally, through a direct sales force and a two-tiered distribution system. Prior to February 8, 2001, the Company was organized and reported the results of its operations in the following three business segments: Brooktrout Technology, Inc. ("Brooktrout Technology"), Brooktrout Software, Inc. ("Brooktrout Software"), and Interspeed, Inc. ("Interspeed"). These segments were differentiated based upon the products provided to the marketplace, the customers served, and the distribution channels utilized. Two of these segments have been discontinued and are classified as discontinued operations for the periods presented in these consolidated financial statements. See Note 2. Following the discontinuance of the Brooktrout Software and Interspeed segments, the Company's operations consist of one reportable segment, Brooktrout Technology. Disclosures included herein pertain to the Company's continuing operations unless noted otherwise.

(b) Use of Estimates

        Accounting policies, methods and estimates are an integral part of the consolidated financial statements and are based upon management's current judgments. These policies, methods, and estimates affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. The judgments made by management are based on knowledge and experience with regard to past and current events and assumptions about future events that are believed to be reasonable under the circumstances. The Company's management evaluates these estimates and assumptions and adjusts them if expectations concerning events, including future events, affecting them differ markedly from management's current judgments.

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

(e) Marketable Debt Securities

        The Company has classified all of its marketable debt securities as available-for-sale. Because these securities are available for immediate sale, they have been classified as current assets in the accompanying consolidated balance sheets. There were no material realized or unrealized gains during the years ended December 31, 2003, 2002, and 2001. As of both December 31, 2003 and 2002, the remaining maturities of debt securities ranged from one month to approximately two years.

        Marketable debt securities at December 31, 2003 and 2002 consisted of U.S. government notes and bonds, certificates of deposit, and corporate debt securities. The Company classifies its marketable debt securities as available-for-sale and records them at fair value. Unrealized gains and losses, net of related taxes, are excluded from earnings and are reported as a separate component of other comprehensive income until realized. Realized gains and losses from the sale of available-for-sale securities are determined on a specific identification basis.

        A decline in the market value of an available-for-sale security below cost, which is deemed to be other than temporary, would result in a reduction in carrying amount to fair value. The impairment would be charged to earnings and a new cost basis for the security would be established. There have been no impairments of available-for-sale securities for any of the years presented. Purchases and sales of marketable debt securities are recorded on a trade date basis. Dividend and interest income are recognized when earned.

(f) Revenue Recognition

        Revenue from product sales is recognized upon shipment to the customer (which constitutes delivery), provided that persuasive evidence of an arrangement exists, the fee is fixed or determinable, and collection is reasonably assured. To the extent that one or more of these conditions are not met, which has occurred from time to time, revenue is deferred until such time as all four criteria are met. Revenue from sales to certain distributors is recognized on a "sell-through" basis, that is, when the distributors report to the Company that resale of the product to the ultimate customer of the distributor has occurred. If the Company receives a payment from a customer prior to meeting all of the revenue recognition criteria, the payment is recorded as a customer deposit or deferred revenue. The Company records a provision for estimated sales returns and allowances on product sales in the same period as the related revenue is recorded. These estimates are based on historical sales returns, analysis of credit memo data and other known factors.

        In December 2003, the Staff of the SEC issued Staff Accounting Bulletin ("SAB") No. 104, Revenue Recognition, which superceded SAB 101, Revenue Recognition in Financial Statements. SAB 104 rescinded accounting guidance contained in SAB 101 related to multiple element revenue arrangements, superceded as a result of the issuance of Emerging Issues Task Force ("EITF") 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables." Additionally, SAB 104 rescinded the SEC's Revenue Recognition in Financial Statements Frequently Asked Questions and Answers ("FAQ") issued with SAB 101 that had been codified in SEC Topic 13, Revenue Recognition. Selected portions of the FAQ have been incorporated into SAB 104. While the wording of SAB 104 has changed to reflect the issuance of EITF 00-21, the revenue recognition principles of SAB 101 remain largely unchanged by the issuance of SAB 104. The adoption of SAB 104 has not had a material impact on the Company's operations or financial position.

(g) Warranties

        The Company provides warranties on its products for periods of up to five years. Provisions are made at the time revenue is recognized for the cost of fulfilling these commitments. Actual costs of fulfilling these warranty obligations have been within amounts estimated and provided.

(h) Concentration of Credit Risk

        The Company sells its products to various customers in the high technology industry. The Company generally requires no collateral. To reduce credit risk, the Company performs credit evaluations of its customers. The Company maintains allowances for doubtful accounts for estimated losses resulting from its customers' inability to make required payments. At December 31, 2003 and 2002, 22% and 23%, respectively, of the Company's accounts receivable were from one customer. As of these same dates, 11% and 13% of the Company's accounts receivable, respectively, were from a second customer.

        The Company has one customer that generates more than 10% of total revenue. This customer accounted for approximately 19%, 15%, and 12% of revenue for the years ended December 31, 2003, 2002, and 2001, respectively.

(i) Inventory

        Inventory is carried at the lower of cost or market. Cost is determined using the first-in, first-out method. The Company reduces the value of its inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated realizable value based upon assumptions about future demand and market conditions.

(j) Equipment and Furniture

        Equipment and furniture is recorded at cost. Depreciation and amortization expense is provided using the straight-line method over the estimated useful lives of the related assets, which is generally three to five years.

(k) Intangible Assets and Other Assets

        Intangible assets consist of acquired technology, customer base, trademarks, in-place workforce, and goodwill associated with purchased business combinations. As of December 31, 2003, all of these intangible assets had been fully amortized except for acquired technology, which continues to be amortized on a straight-line basis over five to ten years.

        Other assets consist of purchased and licensed software, a deposit for technology to be acquired, and other deposits. As of December 31, 2003, purchased and licensed software is being amortized to cost of product sold based on the greater of (i) the straight line basis over three to four years or (ii) the ratio of current gross revenue to total current and expected future revenues for these products.

(l) Impairment

        Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Long-lived assets, other than goodwill, are evaluated using the anticipated cash flows to be generated by the assets over their useful life. Goodwill, if any, would be evaluated using the estimated fair value of the group in which goodwill resides relative to the carrying value of the group. The Company has not incurred any impairment charges in the years ended December 31, 2003, 2002, and 2001.

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

(o) Fair Value of Financial Instruments

        Financial instruments held or used by the Company consist of cash equivalents, marketable debt securities, accounts receivable, accounts payable, accrued expenses and letters of credit issued under the Company's line of credit. See Note 9. Marketable debt securities are carried at fair value. Management believes that the carrying value approximates the fair value for all other financial instruments due to their short-term nature.

(p) Stock-Based Compensation

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

        Had the Company used the fair value method to measure compensation related to stock awards to employees, reported income (loss) from continuing operations and loss per share would have been as follows:

	Years ended December 31,
	2003	2002	2001
	(in thousands, except per share data)
Income (loss) from continuing operations, as reported	$555	$(5,018)	$(10,358)
Stock-based compensation recorded	—	—	—
Pro forma stock-based compensation, net of tax	(6,629)	(6,422)	(6,791)

Loss from continuing operations, pro forma	$(6,074)	$(11,440)	$(17,149)

Loss per common share, basic and diluted	$(0.49)	$(0.94)	$(1.41)

        For purposes of determining the disclosures provided above, the fair value of options on their grant date is measured using the Black-Scholes option-pricing model. Key assumptions used to apply this pricing model were as follows:

	Years ended December 31,
	2003	2002	2001
Risk-free interest rate	3.6%	4.3%	4.8%
Expected life of option grants (years)	5.8	4.3	4.4
Expected volatility of underlying stock	85%	65%	95%

        The estimated weighted average fair value of option grants made during 2003, 2002, and 2001, was $6.13, $2.67, and $4.05, respectively, per option.

        From time to time, the Company receives shares of its common stock as payment for the exercise price of stock options which are then added to our treasury share balance.

(q) Earnings Per Share

        Basic earnings per common share is computed using the weighted average number of common shares outstanding during each period. Diluted earnings per common share is calculated by dividing the net income (loss) by the sum of the weighted average number of common shares outstanding and all additional common shares that would have been outstanding if potentially dilutive securities had been issued, using the treasury method, if such shares have a dilutive effect. For the year ended December 31, 2003, the weighted average shares used for computing diluted earnings per share included 529,000 shares that represent the additional potentially dilutive common shares that would have been outstanding if exercised as of that date using the treasury method.

        A reconciliation of weighted average shares used for the basic and diluted computations is as follows:

	Years ended December 31,
	2003	2002	2001
Weighted average shares for basic	12,353,000	12,226,000	12,150,000
Dilutive effect of stock options	529,000	—	—

Weighted average shares for diluted	12,882,000	12,226,000	12,150,000

        Stock options to purchase 1,837,132 shares were excluded from the computation of diluted earnings per share in the year ended December 31, 2003 because of their anti-dilutive effect. Stock options to purchase 3,545,893 shares and 3,036,067 shares were excluded from the computation of diluted earnings per share in 2002, and 2001, respectively.

(r) Foreign Currency Translation

        Gains and losses resulting from foreign currency transactions, which are denominated in a currency other than the entity's functional currency, are included in the consolidated statements of operations within interest income, net and other. Gains and losses related to foreign currency transactions have not been material in any periods presented. Balance sheet accounts of the Company's foreign operations are translated from foreign currencies into U.S. dollars at year end exchange rates, while income and expenses are translated at average exchange rates during the year with any gains or losses recorded as a component of accumulated other comprehensive loss in stockholders' equity.

(s) Reclassifications

        Certain amounts in the 2002 and 2001 consolidated financial statements have been reclassified to conform to the 2003 presentation.

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

        On March 12, 2002, the Company and Sonexis reached an agreement resolving various post-closing adjustments and indemnification claims of both parties that had been asserted in connection with the sale of Brooktrout Software. As part of this agreement, the Company agreed to exchange the Sonexis Shares, received by the Company as partial consideration for the sale of Brooktrout Software, for an immediate and final resolution and release of substantially all claims related to the sale of Brooktrout Software. The Sonexis Shares had been classified in the Company's financial statements as a cost basis investment at December 31, 2001. The effect of this settlement was a pre-tax non-cash charge to discontinued operations of $1.5 million related to the exchange of Sonexis Shares, offset by a pre-tax gain of $0.6 million to reduce net liabilities related to discontinued operations to zero. This net pre-tax non-cash charge was offset by an income tax benefit of $0.9 million. The income tax benefit related primarily to net deferred tax liabilities, which are no longer required due to the final settlement of the transaction. As of December 31, 2003, the Company has no remaining liabilities related to Brooktrout Software.

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

        In January 2001, the Board of Directors of Interspeed announced that it was curtailing operations and liquidating the remaining assets for the benefit of creditors. The Company is a creditor of Interspeed. The Company received net proceeds from the Interspeed creditors' trust of $0.4 million during the year ended December 31, 2002. These proceeds resulted in an after tax net gain from discontinued operations of $0.2 million for the year ended December 31, 2002. As of December 31, 2002 and December 31, 2003, net liabilities related to discontinued operations consisted of $0.1 million of anticipated remaining expenses associated with the discontinuance of the Interspeed business.

        Summarized financial information for discontinued segments is as follows:

	Years ended December 31,
	2003	2002	2001
	(in thousands)
Gain on disposal of discontinued operations:
Brooktrout Software, net of income taxes	$—	$28	$7,041
Interspeed, net of income taxes	—	199	—

Gain on disposal of discontinued operations	$—	$227	$7,041

        Basic and diluted per share amounts for discontinued operations are as follows:

	Years ended December 31,
	2003	2002	2001
Gain on disposal of discontinued operations per common share:
Basic and diluted	$—	$0.02	$0.58

3. Marketable Debt Securities

        Marketable debt securities consisted of the following:

	Amortized Cost	Market Value
	(in thousands)
December 31, 2003:
U.S. government notes and bonds	$13,789	$13,809
Corporate debt securities and foreign investments	14,042	14,060

Total	$27,831	$27,869

December 31, 2002:
U.S. government notes and bonds	$7,520	$7,532
Corporate debt securities and foreign investments	10,644	10,571

Total	$18,164	$18,103

        At December 31, 2003, the market value of marketable debt securities included approximately $0.05 million of unrealized gains offset, in part, by $0.01 million of unrealized losses. At December 31, 2002, the market value of marketable debt securities included approximately $0.12 million of unrealized losses offset, in part, by $0.06 million of unrealized gains.

        Interest income, net and other includes interest income, gains and losses resulting from foreign currency transactions which are denominated in a currency other than the entity's functional currency, interest expense, and realized gains and losses on marketable debt securities.

4. Investments

Pelago

        In 2001, the Company's Board of Directors authorized, and the Company participated in, an equity financing in Pelago, purchasing a total of 3,050,000 Series B preferred shares for $3.1 million. The Company's percentage ownership did not change as a result of this transaction. During 2001, the Company recognized equity in the losses of Pelago of $3.9 million. As of December 31, 2001, the Company's investment in Pelago had been written down to zero and the Company had no further funding commitments to Pelago. As of December 31, 2003, Pelago has ceased operations.

Sonexis

        As part of the proceeds from the sale of Brooktrout Software to Sonexis in April 2001, the Company received 3,374,054 preferred shares in Sonexis. At the time of the sale, the shares were independently valued at $5.4 million, or $1.59 per share. Subsequently, as a result of the Company's review of the financial position of Sonexis, these shares were revalued at $1.5 million as of December 31, 2001, or $0.43 per share. The Company considered this decline in fair value to be other than temporary, and accordingly, recognized a charge of $3.9 million reported as loss on investments in the consolidated statement of operations for the year ended December 31, 2001. During 2002, as a result of the settlement described in Note 2, the Company's investment in Sonexis was reduced to zero.

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

Network Engines

        On July 21, 2003, the Company completed the sale of approximately 135,000 shares of Network Engines, Inc. ("NEI") common stock at prices ranging from $3.70 to $3.75 per share (net of commissions). The Company had acquired these shares in early July 2003 through the exercise of a warrant with NEI at a price of $0.0733 per share. The gain on the sale of this investment was $0.5 million and the net proceeds are being invested in accordance with the Company's cash management guidelines.

Other

        The Company sold a cost method investment during 2001, resulting in a realized loss of $1.0 million, reported as loss on investments on the consolidated statement of operations.

5. Inventory

        The components of inventory, net of reserves, are as follows:

	December 31,
	2003	2002
	(in thousands)
Raw materials	$569	$1,076
Work in process	373	740
Finished goods	3,523	4,981

Total	$4,465	$6,797

        The following is a rollforward of reserves provided for inventory obsolescence:

	Years ended December 31,
	2003	2002	2001
	(in thousands)
Balance, beginning of year	$3,909	$6,591	$4,832
Provisions	992	3,976	5,363
Write offs	(522)	(6,658)	(3,604)

Balance, end of year	$4,379	$3,909	$6,591

6. Equipment and Furniture

        Equipment and furniture consisted of the following:

	December 31,
	2003	2002
	(in thousands)
Computer equipment	$8,444	$8,197
Furniture and office equipment	9,710	9,449

Total equipment and furniture	18,154	17,646
Less: accumulated depreciation and amortization	(15,909)	(14,242)

Equipment and furniture, net	$2,245	$3,404

        Depreciation expense was $1.7 million, $2.6 million, and $3.4 million for the years ended December 31, 2003, 2002, and 2001, respectively.

7. Intangible Assets and Other Assets

        Intangible assets consisted of the following:

	December 31,
	2003	2002
	(in thousands)
Acquired technology	$12,038	$12,038
Customer base	1,264	1,264
In-place workforce	972	972
Trademarks	301	301

Total intangible assets	14,575	14,575
Less: accumulated amortization	(8,666)	(7,163)

Intangible assets, net of amortization	$5,909	$7,412

        Intangible asset amortization expense was $1.5 million, $1.5 million, and $2.0 million for the years ended December 31, 2003, 2002, and 2001, respectively. Included in intangible assets are amounts allocated to in-place workforce, which SFAS No. 142 requires be reclassified to goodwill; such assets were fully amortized prior to January 1, 2002, and as a result, no adjustments or reclassifications were recorded. All intangibles carried on the balance sheet are being amortized.

        Amortization expense associated with these intangible assets for years ending December 31 is anticipated to be as follows:

Year Ending December 31,	Amortization Expense
(in thousands)
2004	$1,216
2005	1,216
2006	1,216
2007	1,216
2008	1,045

        Other assets consisted of the following:

	December 31,
	2003	2002
	(in thousands)
Purchased and licensed software and deposit for technology to be acquired	$3,300	$2,400
Deposits	308	279

Total other assets	3,608	2,679
Less: accumulated amortization of purchased and licensed software	(1,860)	(1,168)

Other assets, net	$1,748	$1,511

        Other asset amortization expense was $0.7 million, $1.0 million, and $0.5 million for the years ended December 31, 2003, 2002, and 2001, respectively.

        Total estimated amortization expense associated with these other assets for years ending December 31 is anticipated to be as follows:

Year Ending December 31,	Amortization Expense
(in thousands)
2004	$649
2005	341
2006	300
2007	150

8. Valuation and Qualifying Accounts

Allowances for doubtful accounts and sales returns:

        The following is a rollforward of allowances provided for doubtful accounts and sales returns:

	Years ended December 31,
	2003	2002	2001
	(in thousands)
Balance, beginning of year	$1,679	$2,074	$2,647
Provisions	(525)	(41)	401
Write offs and payments to customers	(466)	(382)	(914)
Recoveries and other	155	28	(60)

Balance, end of year	$843	$1,679	$2,074

Accrued warranty costs:

        The following is a rollforward of accrued warranty costs:

	Years ended December 31,
	2003	2002	2001
	(in thousands)
Balance, beginning of the year	$1,060	$789	$1,499
Provisions for claims	217	520	(216)
Claims incurred	(139)	(249)	(494)

Balance, end of year	$1,138	$1,060	$789

9. Line of Credit

        As of December 31, 2003, the Company has a $5.0 million working capital line of credit available from a commercial bank. Any borrowings would bear interest at the lender's prime rate. The line of credit is secured by a pledge of substantially all of our assets. Availability of funds under this line of credit is subject to compliance with certain financial covenants relating to its quick ratio, minimum tangible net worth, and other standard reporting requirements. As of December 31, 2003, letters of credit issued against the existing line totaled $1.0 million, representing the collateral required for certain lease obligations. Other than the issuance of letters of credit and using the credit line to secure immaterial foreign currency forward contracts, there have been no borrowings under the line during the past four years. The line of credit expires on July 29, 2005.

10. Income Taxes

        The provision (benefit) for income taxes on continuing operations is as follows:

	Years ended December 31,
	2003	2002	2001
	(in thousands)
Federal—current	$—	$(5,461)	$(3,524)
State—current	56	53	113
Foreign—current	38	28	84
Federal—deferred	(984)	661	(2,888)
State—deferred	(83)	(390)	(1,412)
Foreign—deferred	(171)	—	—
Tax benefit from stock option activity	1,782	—	—
Increase in valuation allowance	27	1,925	—

Total tax provision (benefit)	$665	$(3,184)	$(7,627)

        A reconciliation of the statutory federal rate to the effective tax rate on continuing operations is as follows:

	Years ended December 31,
	2003	2002	2001
Statutory tax rate	34%	(35)%	(35)%
State taxes, net of federal benefit	6	(3)	(5)
Research and development credits	—	(8)	(3)
Valuation allowance	2	23	—
All other	12	(16)	1

Effective tax rate	54%	(39)%	(42)%

        The tax effects of significant items comprising the Company's net deferred tax position as of December 31, are as follows:

	December 31,
	2003	2002
	(in thousands)
Current deferred tax assets:
Reserves and accruals not currently deductible for tax purposes	$3,515	$3,856
Federal and state tax credits	315	—

Total current deferred tax assets	$3,830	$3,856

Long-term deferred tax assets:
Purchased research and development, capitalized for tax, expensed for book	$3,951	$4,307
Tax benefit from state net operating losses and credits	1,354	1,854
Intangible assets, different amortization methods	1,248	1,307
Investments, capital loss carryforwards	1,975	2,165
Equipment and furniture, different depreciation methods	1,191	898
Federal tax credits	273	663
Tax benefit from federal net operating loss carryforward	1,373	—
Other	—	72

Gross long-term deferred tax assets	11,365	11,266
Less: Valuation allowance	(1,952)	(1,925)

Net long-term deferred tax assets	$9,413	$9,341

        A valuation allowance was recorded against the Company's deferred tax assets from capital loss carryforwards. Deferred tax assets associated with the majority of state net operating losses will expire between 2006 and 2013.

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

        The following table summarizes information about the Company's equity compensation plans:

	Number of shares to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of shares remaining available for future issuance under equity compensation plans
Equity compensation plans approved by stockholders	2,999,620	$9.67	1,096,521
Equity compensation plans not approved by stockholders	905,297	$14.48	316,981

Total	3,904,917	$10.79	1,413,502

        The following is a summary of stock option activity under all stock option plans:

	Number of Shares	Weighted Average Exercise Price
Outstanding at January 1, 2001	2,302,920	$16.80
Granted	1,290,811	5.68
Exercised	(19,450)	1.72
Expired and forfeited	(538,214)	15.30

Outstanding at December 31, 2001	3,036,067	12.44
Granted	637,845	4.90
Exercised	(2,829)	4.25
Expired and forfeited	(125,190)	15.09

Outstanding at December 31, 2002	3,545,893	10.99
Granted	912,375	8.48
Exercised	(357,222)	5.83
Expired and forfeited	(196,129)	12.79

Outstanding at December 31, 2003	3,904,917	$10.79

        The following table sets forth information regarding stock options outstanding at December 31, 2003:

Range of Exercise Prices	Number of Shares Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Life (years)	Number Currently Exercisable	Weighted Average Exercise Price for Currently Exercisable
$ 3.15 – $ 3.15	259,016	$3.15	7.77	126,031	$3.15
3.52 – 4.50	415,362	4.47	8.42	186,430	4.48
4.56 – 6.70	444,117	5.78	7.59	205,638	5.99
6.73 – 6.94	449,228	6.93	7.06	320,225	6.92
6.95 – 7.19	451,812	7.19	9.54	112,375	7.18
7.33 – 11.81	532,403	9.64	7.24	288,422	10.76
11.88 – 14.94	460,337	13.93	6.43	309,184	13.88
15.04 – 20.25	228,553	17.10	5.79	175,596	17.30
20.63 – 20.63	441,887	20.63	6.47	415,651	20.63
21.00 – 24.75	115,177	22.39	4.83	98,478	22.55
25.13 – 44.63	107,025	31.58	5.73	92,651	31.37

$ 3.15 – $44.63	3,904,917	$10.79	7.31	2,330,681	$12.71

        At December 31, 2003, 2002, and 2001, options to purchase 2,330,681, 1,961,549, and 1,214,353 shares, respectively, were exercisable. At December 31, 2003, 2002, and 2001, the weighted average exercise prices for exercisable shares were $12.71, $12.77 and $14.25, respectively.

        Stock Purchase Plan—The Company's Second Amended and Restated 1992 Stock Purchase Plan (the "Purchase Plan") provides for sales to participating employees of up to an aggregate of 687,500 shares of common stock, at prices that are not less than 85% of the fair market value on the beginning or ending date of the six month offering period, whichever is lower. Shares of common stock totaling 395,652 have been issued to employees under the Purchase Plan through December 31, 2003. The

Company has issued 46,987, 67,739, and 75,865 shares of common stock in connection with the Purchase Plan in the years ended December 31, 2003, 2002, and 2001, respectively.

        The estimated weighted average fair value per share of grants made under the Purchase Plan during 2003, 2002, and 2001, was $1.75, $1.52, and $2.43, respectively, computed using the assumptions described in Note 1(p), with an expected life of 6 months for the option feature present in the Purchase Plan.

        Brooktrout Shareholder Rights Plan—The Company's board of directors adopted a Shareholder Rights Plan in September 1998 and declared a dividend of one Preferred Stock Purchase Right ("Right") for each outstanding share of common stock. Each such Right entitles the registered holder to purchase from the Company one ten-thousandth of a share of Series A junior participating cumulative preferred stock at a purchase price of $79.00 in cash. Initially, the Rights are not exercisable and will be attached to all certificates representing outstanding shares of common stock. The Rights will separate from the common stock as of the date (the "Distribution Date") that is the earliest of (i) ten calendar days following the date of a public announcement that a person or group of affiliated or associated persons (an "Acquiring Person"), has acquired beneficial ownership of 15% or more of the outstanding shares of common stock; (ii) ten business days (or such later day as the board may determine) following the commencement of a tender or exchange offer that would result in a person or group becoming the beneficial owner of 15% or more of the outstanding shares of common stock, or (iii) a determination by the board that a person or group has become an Adverse Person (as such term is defined in the Shareholder Rights Plan). The Distribution Date may be deferred in circumstances determined by the board and the Shareholder Rights Plan may be amended by the board from time to time, under certain circumstances. The Rights will expire upon the close of business on September 9, 2008, unless earlier redeemed or exchanged.

        The Rights are intended to protect the Company's stockholders in the event of an unfair or coercive offer to acquire the Company and to provide the board with adequate time to evaluate unsolicited offers. The Rights may have anti-takeover effects. The Rights will cause substantial dilution to a person or group that attempts to acquire the Company without conditioning the offer on a substantial number of Rights being acquired. The Rights, however, should not affect any prospective offeror willing to make an offer at a fair price as determined by the board. The Rights should not interfere with any merger or other business combination approved by the board.

        Reserved Shares—The Company has reserved 5,318,419 shares of common stock for issuance upon the exercise of stock options and the purchase of stock under the Purchase Plan.

        Notes Receivable—Officers—On March 3, 2000, the Board of Directors approved a program under which executive officers of the Company financed the exercise price of stock options totaling $11.8 million in exchange for non-recourse promissory notes. The notes do not bear interest and become due and payable in full no later than the expiration of the options, which range from 2004 to 2009. Automatic repayment is required upon the sale of the common stock that is the subject of a note or within 90 days following the termination of the executive officer's employment with the Company. During 2003, $1.9 million of these notes were repaid.

        Stock Repurchase—On October 16, 2003, the Company's Board of Directors authorized the repurchase of up to 1,000,000 shares of the Company's common stock from time to time on the open market or in privately negotiated transactions. Under the program, shares may be repurchased prior to October 15, 2004 and in such amounts as market conditions warrant, and subject to regulatory and other considerations. The Company plans to use the repurchased shares for general corporate purposes including the Company's stock option plans, employee stock purchase plan and other stock benefit plans. As of March 9, 2004, the Company has not repurchased any shares under the plan.

12. Retirement Plans

        The Company has a 401(k) retirement plan available to qualified employees. Employees may contribute up to 18% of their salary to the plan, subject to certain regulatory limitations. The Company makes discretionary contributions to the plan equal to the lesser of 25% of either the participant's contribution or 6% of a participant's salary. The Company contributed $0.3 million to this plan in each of the years ended December 31, 2003, 2002, and 2001.

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

        Product Sales—Brooktrout's products are sold for applications in the New Network and for applications in Today's Network. Today's Network involves core technologies and platforms that are primarily used in business premise products such as fax, LAN fax, and voice mail. The New Network applications expand the capabilities of communications networks to allow data, voice and fax information to be distributed using packet-based data networks, such as the Internet, for portions of the transmission and also allow information to be distributed using the traditional circuit-switched telephone network. The Company does not maintain separate financial information related to its New Network and Today's Network products.

        Major Customers—One customer accounted for approximately 19%, 15%, and 12% of revenue for the years ended December 31, 2003, 2002, and 2001, respectively.

        International Sales—International sales, principally exports from the United States, accounted for approximately 22%, 22%, and 20% of revenue for the years ended December 31, 2003, 2002, and 2001, respectively.

14. Commitments and Contingencies

        Litigation—From time to time, the Company is a party to legal and other actions, which may include allegations of patent infringement made against us and/or our customers, that arise in the normal course of business. The Company, taking into account advice of counsel, does not currently believe the eventual outcome of any such pending or potential matters, including matters in which we may have an obligation on behalf of our customers, will have a material effect on the Company's consolidated financial condition or results of operations.

        Operating Leases—The Company has various operating lease commitments for office and manufacturing facilities expiring through October 2006. Some of the leases contain renewal options ranging from three to ten years. The Company has guaranteed the lease payments associated with certain leases for office facilities that former subsidiaries occupied. The Company's maximum liability under these guarantees aggregates $0.4 million. Sub-lease income reduces the net rent expense of these facilities.

        Rent expense for operating leases was $2.8 million, $2.7 million, and $2.4 million for each of the years ended December 31, 2003, 2002, and 2001, respectively.

Minimum Lease Payments Under Non-Cancelable Operating Leases

Years Ending December 31,	(in thousands)
2004	$2,993
2005	2,081
2006	801
2007	226
2008	226
Thereafter	275

Total	$6,602

15. Selected Quarterly Financial Data (Unaudited)

	2003 Quarter Ended				2002 Quarter Ended
	Mar. 31	June 30	Sept. 30	Dec. 31	Mar. 31	June 30	Sept. 30	Dec. 31
	(in thousands, except per share data)
Revenue	$15,534	$17,390	$19,446	$22,286	$18,422	$18,798	$18,510	$17,761
Gross profit	9,204	11,120	12,766	15,186	9,624	10,066	10,287	10,393
(Loss) income from continuing operations	(1,663)	(702)	917	2,003	(1,888)	(1,512)	(629)	(989)
Net (loss) income	(1,663)	(702)	917	2,003	(1,808)	(1,512)	(482)	(989)
(Loss) income per common share:
Continuing operations, basic	$(0.14)	$(0.06)	$0.07	$0.16	$(0.15)	$(0.12)	$(0.05)	$(0.08)
Continuing operations, diluted	$(0.14)	$(0.06)	$0.07	$0.15	$(0.15)	$(0.12)	$(0.05)	$(0.08)
Net (loss) income, basic	$(0.14)	$(0.06)	$0.07	$0.16	$(0.15)	$(0.12)	$(0.04)	$(0.08)
Net (loss) income, diluted	$(0.14)	$(0.06)	$0.07	$0.15	$(0.15)	$(0.12)	$(0.04)	$(0.08)

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        Not applicable.

Item 9A. Controls and Procedures

(a)   Evaluation of disclosure controls and procedures.

        Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) as of December 31, 2003. Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of December 31, 2003, our disclosure controls and procedures were (1) designed to ensure that material information relating to our company, including our consolidated subsidiaries, is made known to our chief executive officer and chief financial officer by others within those entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

(b)   Changes in internal controls.

        No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended December 31, 2003 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

Item 10. Directors and Executive Officers of the Registrant

        The information appearing under the captions "Proposal One: Election of Two Class III Directors," "Information about Continuing Directors," "Information about Corporate Governance," "Board and Committees—Audit Committee," "Code of Business Conduct and Ethics," and "Section 16(a) Beneficial Ownership Reporting Compliance" in our definitive Proxy Statement for our 2004 Annual Meeting of Stockholders, to be filed with the SEC pursuant to Regulation 14A, not later than 120 days after the close of the fiscal year, is incorporated into this report by reference.

        Information regarding our executive officers is set forth in Part I above and is incorporated herein by reference.

Item 11. Executive Compensation

        Information in response to this Item will appear under the captions "Information about Executive Officers" and "Compensation of Directors" in our definitive Proxy Statement for our 2004 Annual Meeting of Stockholders, to be filed with the SEC pursuant to Regulation 14A, not later than 120 days after the close of the fiscal year, and is incorporated into this report by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        Information in response to this Item appears in Note 11 of the notes to consolidated financial statements in Item 8 of this report and will also appear under the captions "Equity Compensation Plan Information" and "Information about Stock Ownership" in our definitive Proxy Statement for our 2004 Annual Meeting of Stockholders, to be filed with the SEC pursuant to Regulation 14A, not later than 120 days after the close of the fiscal year, and is incorporated into this report by reference.

Item 13. Certain Relationships and Related Transactions

        Information in response to this Item will appear under the caption "Related-Party Transactions" in our definitive Proxy Statement for our 2004 Annual Meeting of Stockholders, to be filed with the SEC pursuant to Regulation 14A, not later than 120 days after the close of the fiscal year, and is incorporated into this report by reference.

Item 14. Principal Accountant Fees and Services

        Information in response to this Item will appear under the caption "Independent Public Accountants" in our definitive Proxy Statement for our 2004 Annual Meeting of Stockholders, to be filed with the SEC pursuant to Regulation 14A, not later than 120 days after the close of the fiscal year, and is incorporated into this report by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a, d)

  (1)
  Financial Statements

    The following are included in Part II of this Annual Report on Form 10-K:

Independent Auditors' Report
Consolidated Balance Sheets at December 31, 2003 and 2002
Consolidated Statements of Operations for the years ended December 31, 2003, 2002 and 2001
Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2003, 2002 and 2001
Consolidated Statements of Stockholders' Equity for the years ended December 31, 2003, 2002 and 2001
Consolidated Statements of Cash Flows for the years ended December 31, 2003, 2002 and 2001
Notes to Consolidated Financial Statements
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

        On February 17, 2004, we filed a current report on Form 8-K, dated February 17, 2004, furnishing under Item 12 our press release announcing financial results for the quarter and year ended December 31, 2003.

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
3.1
Restated Articles of Organization of Brooktrout, Inc. are hereby incorporated by reference from Exhibit 3.1 to Annual Report on Form 10-K for the fiscal year ended December 31, 1992 filed with the SEC on March 31, 1993 (File No. 000-20698).

3.2
Articles of Amendment to the Restated Articles of Organization of Brooktrout, Inc. are hereby incorporated by reference from Exhibit 3.2 to Annual Report on Form 10-K for the fiscal year ended December 31, 1998 filed with the SEC on March 30, 1999 (File No. 000-20698).
3.3
Articles of Amendment to the Restated Articles of Organization of Brooktrout, Inc. are hereby incorporated by reference from Exhibit 3.2 to Annual Report on Form 10-K for the fiscal year ended December 31, 1999 filed with the SEC on March 30, 2000 (File No. 000-20698).
3.4
Articles of Amendment to the Restated Articles of Organization of Brooktrout, Inc. are hereby incorporated by reference from Exhibit 3.3 to Amendment No. 2 to the quarterly report on Form 10-Q/A for the fiscal quarter ended June 30, 2000 filed with the SEC on November 17, 2000 (File No. 000-20698).
3.5
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
*10.4
Brooktrout, Inc. Amended and Restated 1992 Stock Incentive Plan is hereby incorporated by reference from Exhibit 10.5 to Annual Report on Form 10-K for the fiscal year ended December 31, 2001 filed with the SEC on March 25, 2002 (File No. 000-20698).
*10.5
Brooktrout, Inc. Second Amended and Restated 1992 Stock Purchase Plan, dated January 1, 2001, as amended May 10, 2001 and May 14, 2003, is hereby incorporated by reference from Exhibit 99 to Registration Statement on Form S-8 filed with the SEC on December 10, 2003 (File No. 333-111066).

*10.6	Brooktrout, Inc. 1999 Stock Incentive Plan is hereby incorporated by reference from Exhibit 4.1 to Registration Statement on Form S-8 filed with the SEC on June 30, 2000 (File No. 333-40644).
*10.7
First Amendment to Brooktrout, Inc. 1999 Stock Incentive Plan is hereby incorporated by reference from Exhibit 4.2 to Registration Statement on Form S-8 filed with the SEC on June 30, 2000 (File No. 333-40644).
*10.8
Second Amendment to Brooktrout, Inc. 1999 Stock Incentive Plan is hereby incorporated by reference from Exhibit 4.6 to Registration Statement on Form S-8 filed with the SEC on December 28, 2001 (File No. 333-76074).
*10.9
Brooktrout, Inc. 2001 Stock Option and Incentive Plan is hereby incorporated by reference from Exhibit 4.1 to Registration Statement on Form S-8 filed with the SEC on December 28, 2001 (File No. 333-76074).
14	Code of Business Conduct and Ethics is filed herewith.
21	List of Subsidiaries of Brooktrout, Inc. is filed herewith.
23	Independent Auditors' Consent of Deloitte & Touche LLP is filed herewith.
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14 or 15d-14, as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002 is filed herewith.
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14 or 15d-14, as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002 is filed herewith.
32.1
Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002 is filed herewith.
32.2
Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002 is filed herewith.

*
Management contract or compensatory plan.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, as of March 9, 2004.

BROOKTROUT, INC.
By:	/s/ ERIC R. GILER Eric R. Giler President

        Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed by the following persons, on behalf of the registrant and in the capacities and indicated, as of March 9, 2004.

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
3.1
Restated Articles of Organization of Brooktrout, Inc. are hereby incorporated by reference from Exhibit 3.1 to Annual Report on Form 10-K for the fiscal year ended December 31, 1992 filed with the SEC on March 31, 1993 (File No. 000-20698).
3.2
Articles of Amendment to the Restated Articles of Organization of Brooktrout, Inc. are hereby incorporated by reference from Exhibit 3.2 to Annual Report on Form 10-K for the fiscal year ended December 31, 1998 filed with the SEC on March 30, 1999 (File No. 000-20698).
3.3
Articles of Amendment to the Restated Articles of Organization of Brooktrout, Inc. are hereby incorporated by reference from Exhibit 3.2 to Annual Report on Form 10-K for the fiscal year ended December 31, 1999 filed with the SEC on March 30, 2000 (File No. 000-20698).
3.4
Articles of Amendment to the Restated Articles of Organization of Brooktrout, Inc. are hereby incorporated by reference from Exhibit 3.3 to Amendment No. 2 to the quarterly report on Form 10-Q/A for the fiscal quarter ended June 30, 2000 filed with the SEC on November 17, 2000 (File No. 000-20698).
3.5
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
*10.4
Brooktrout, Inc. Amended and Restated 1992 Stock Incentive Plan is hereby incorporated by reference from Exhibit 10.5 to Annual Report on Form 10-K for the fiscal year ended December 31, 2001 filed with the SEC on March 25, 2002 (File No. 000-20698).
*10.5
Brooktrout, Inc. Second Amended and Restated 1992 Stock Purchase Plan, dated January 1, 2001, as amended May 10, 2001 and May 14, 2003, is hereby incorporated by reference from Exhibit 99 to Registration Statement on Form S-8 filed with the SEC on December 10, 2003 (File No. 333-111066).
*10.6	Brooktrout, Inc. 1999 Stock Incentive Plan is hereby incorporated by reference from Exhibit 4.1 to Registration Statement on Form S-8 filed with the SEC on June 30, 2000 (File No. 333-40644).
*10.7
First Amendment to Brooktrout, Inc. 1999 Stock Incentive Plan is hereby incorporated by reference from Exhibit 4.2 to Registration Statement on Form S-8 filed with the SEC on June 30, 2000 (File No. 333-40644).
*10.8
Second Amendment to Brooktrout, Inc. 1999 Stock Incentive Plan is hereby incorporated by reference from Exhibit 4.6 to Registration Statement on Form S-8 filed with the SEC on December 28, 2001 (File No. 333-76074).
*10.9
Brooktrout, Inc. 2001 Stock Option and Incentive Plan is hereby incorporated by reference from Exhibit 4.1 to Registration Statement on Form S-8 filed with the SEC on December 28, 2001 (File No. 333-76074).
14	Code of Business Conduct and Ethics is filed herewith.
21	List of Subsidiaries of Brooktrout, Inc. is filed herewith.
23	Independent Auditors' Consent of Deloitte & Touche LLP is filed herewith.
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14 or 15d-14, as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002 is filed herewith.
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14 or 15d-14, as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002 is filed herewith.
32.1
Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002 is filed herewith.
32.2
Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002 is filed herewith.

*
Management contract or compensatory plan.