Form 10-Q
period 2004-03-31
BROOKTROUT INC
filed 2004-05-07
CIK 754516

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

As of April 30, 2004, 13,065,082 shares of common stock, $.01 par value per share, were outstanding.

BROOKTROUT, INC.
FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2004

“BROOKTROUT” and the “NEW NETWORK” are trademarks or registered trademarks of Brooktrout, Inc.

PART I FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

BROOKTROUT, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	March 31, 2004	December 31, 2003
Assets
Current assets:
Cash and cash equivalents	$28,724	$28,081
Marketable debt securities	29,723	27,869
Accounts receivable (less allowances for doubtful accounts and sales returns of $897 at March 31, 2004 and $843 at December 31, 2003)	9,874	10,232
Inventory	5,041	4,465
Income tax receivable	184	433
Deferred tax assets	3,661	3,830
Prepaid expenses and other current assets	1,979	2,354

Total current assets	79,186	77,264

Equipment and furniture, less accumulated depreciation	2,266	2,245
Deferred tax assets	9,413	9,413
Intangible assets, less accumulated amortization	5,606	5,909
Other assets, less accumulated amortization	2,177	1,748

Total assets	$98,648	$96,579
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$4,826	$5,350
Accrued expenses	4,797	5,128
Accrued compensation and commissions	2,398	2,405
Accrued warranty costs	1,161	1,138
Customer deposits	812	758

Total current liabilities	13,994	14,779

Deferred rent	141	146

Total liabilities	14,135	14,925

Commitments and contingencies (Note 7)

Stockholders’ equity:
Preferred stock, $1.00 par value; authorized 100,000 shares; issued and outstanding, none	—	—
Common stock, $0.01 par value; authorized 40,000,000 shares; issued 13,308,957 at March 31, 2004 and 12,937,019 at December 31, 2003	133	129
Additional paid-in capital	70,946	68,270
Accumulated other comprehensive loss	(44)	(45)
Notes receivable — officers	(9,845)	(9,845)
Retained earnings	27,124	26,942
Treasury stock, 260,629 shares at March 31, 2004 and 260,386 shares at December 31, 2003, at cost	(3,801)	(3,797)

Total stockholders’ equity	84,513	81,654
Total liabilities and stockholders’ equity	$98,648	$96,579

See notes to unaudited condensed consolidated financial statements.

BROOKTROUT, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Three Months Ended March 31,
	2004	2003
Revenue	$18,693	$15,534

Costs and expenses:
Cost of product sold	5,968	6,330
Research and development	4,485	4,586
Selling, general and administrative	8,118	7,269

Total costs and expenses	18,571	18,185

Operating income (loss)	122	(2,651)

Other income, net	182	200

Income (loss) before income taxes	304	(2,451)

Income tax provision (benefit)	122	(788)

Net income (loss)	$182	$(1,663)

Income (loss) per common share:
Net income (loss), basic and diluted	$0.01	$(0.14)
Weighted average shares outstanding:
Basic	12,854	12,282
Diluted	14,305	12,282

See notes to unaudited condensed consolidated financial statements.

BROOKTROUT, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF
COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Three Months Ended March 31,
	2004	2003
Net income (loss)	$182	$(1,663)
Unrealized (losses) gains on marketable debt securities, net of applicable taxes	(3)	47
Foreign currency translation adjustments	4	—
Total other comprehensive income	1	47
Comprehensive income (loss)	$183	$(1,616)

See notes to unaudited condensed consolidated financial statements.

BROOKTROUT, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS
OF CASH FLOWS
(in thousands)

	Three Months Ended March 31,
	2004	2003
Cash flows from operating activities:
Net income (loss)	$182	$(1,663)
Adjustments to reconcile net income (loss) to cash from operating activities:
Deferred income taxes	174	—
Provision for doubtful accounts and sales returns	62	95
Depreciation and amortization	612	895
Amortization of purchased and licensed technology	162	165
Inventory obsolescence expense	89	362
Increase (decrease) in cash from changes in:
Accounts receivable	296	1,479
Inventory	(665)	272
Prepaid expenses and other assets	607	4,903
Current and other liabilities	(781)	(2,370)

Cash flows from operating activities	738	4,138

Cash flows from investing activities:
Sales and maturities of marketable debt securities	10,322	3,669
Purchases of marketable debt securities	(12,173)	(9,351)
Expenditures for equipment and furniture	(330)	(83)
Purchased and licensed technology	(590)	—

Cash flows from investing activities	(2,771)	(5,765)

Cash flows from financing activities:
Exercises of stock options	2,676	25

Cash flows from financing activities	2,676	25

Increase (decrease) in cash and cash equivalents	643	(1,602)
Cash and cash equivalents, beginning of period	28,081	23,685

Cash and cash equivalents, end of period	$28,724	$22,083

Supplemental schedule of cash flow information:
Tax refunds received	$323	$6,040
Tax payments	$31	$13
Non-cash activities:
Common stock received for exercise of stock options	$4	$—

See notes to unaudited condensed consolidated financial statements.

BROOKTROUT, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Description of Business and Summary of Significant Accounting Policies and Practices

(a) Description of Business

Brooktrout, Inc. (the “Company” or “Brooktrout”) develops, manufactures and sells software and hardware products that enable the development of communications systems and services. The Company sells its products to system vendors, service providers, enterprise customers, original equipment manufacturers, and value-added resellers, both domestically and internationally, through a direct sales force and a two-tiered distribution system. The Company’s operations consist of one reportable segment.

(b) Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003.

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

(c) Use of Estimates

Accounting policies, methods and estimates are an integral part of the condensed consolidated financial statements and are based upon management’s current judgments. These policies, methods, and estimates affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. The judgments made by management are based on their knowledge and experience with regard to past and current events and assumptions about future events that are believed to be reasonable under the circumstances. Management evaluates these estimates and assumptions and adjusts them if expectations concerning events, including future events, affecting them differ markedly from their original expectations.

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

BROOKTROUT, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(continued)

(f) Concentration of Credit Risk

The Company sells its products to various customers in the high technology industry. The Company generally requires no collateral. To reduce credit risk, the Company performs credit evaluations of its customers. The Company maintains allowances for doubtful accounts for estimated losses resulting from its customers’ inability to make required payments. At March 31, 2004 and December 31, 2003, 15% and 22%, respectively, of the Company’s accounts receivable were from one customer.  Accounts receivable from a second customer represented 11% of the Company’s accounts receivable at both March 31, 2004 and December 31, 2003.

(g) Stock-Based Compensation

The Company uses the intrinsic value method to measure compensation expense associated with the grants of stock options or awards to employees. The Company accounts for stock options and awards to non-employees using the fair value method.

Under the intrinsic value method, compensation associated with stock awards to employees is determined as the excess, if any, of the current fair value of the underlying common stock on the date compensation is measured over the price an employee must pay to exercise the award. The measurement date for employee awards is generally the date of grant. Under the fair value method, compensation associated with stock awards to non-employees is determined based on the estimated fair value of the award itself, measured using either current market data or an established option pricing model. The measurement date for non-employee awards is generally the date that performance of services is complete.

Had the Company used the fair value method to measure compensation related to stock awards to employees, reported net income (loss) and net loss per share would have been as follows:

(in thousands, except per share data)	Three Months Ended March 31,
	2004	2003

Net income (loss), as reported	$182	$(1,663)
Stock-based compensation expense recorded	—	—
Pro forma stock-based compensation expense, net of tax	(1,387)	(934)

Net loss, pro forma	$(1,205)	$(2,597)

Basic and diluted net loss per common share, pro forma	$(0.09)	$(0.21)

Basic weighted average shares outstanding were used in calculating the pro forma net loss per common share since the use of diluted weighted average shares would have had an anti-dilutive effect.

For purposes of determining the disclosures provided above, the fair value of options on their grant date is measured using the Black-Scholes option-pricing model. Key assumptions used to apply this pricing model were as follows:

	Three Months Ended March 31,
	2004	2003
Risk-free interest rate	3.2%	2.5%
Expected life of option grants (years)	5.6	4.3
Expected volatility of underlying stock	85%	43%

The estimated weighted average fair value of option grants made during the three months ended March 31, 2004 and 2003 was $12.16 and $1.98, respectively, per option.

BROOKTROUT, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(continued)

(h) Earnings Per Share

Basic earnings per common share is computed using the weighted average number of common shares outstanding during each period. Diluted earnings per common share is calculated by dividing the net income by the sum of the weighted average number of common shares outstanding and all additional common shares that would have been outstanding if potentially dilutive securities had been issued, using the treasury method.  For the three months ended March 31, 2004, the weighted average shares used for computing diluted earnings per share included 1,451,000 shares that represent the additional potentially dilutive common shares that would have been outstanding if exercised as of that date using the treasury method.

A reconciliation of weighted average shares used for the basic and diluted computations is as follows:

	Three Months Ended March 31,
	2004	2003

Weighted average shares for basic	12,854,000	12,282,000
Dilutive effect of stock options	1,451,000	—
Weighted average shares for diluted	14,305,000	12,282,000

Stock options to purchase 739,388 shares were excluded from the computation of diluted earnings per share in the three months ended March 31, 2004.  Stock options to purchase 3,526,687 shares were excluded from the computation of diluted earnings per share in the three months ended March 31, 2003, because of their anti-dilutive effect.

(i) Reclassifications

Certain amounts in the 2003 unaudited condensed consolidated financial statements have been reclassified to conform to the 2004 presentation.

2. Marketable Debt Securities

Marketable debt securities consisted of the following:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Market Value
	(in thousands)
March 31, 2004:
U.S. government notes and bonds	$14,182	$28	$—	$14,210
Corporate debt securities and foreign investments	15,500	19	(6)	15,513

Total	$29,682	$47	$(6)	$29,723

December 31, 2003:
U.S. government notes and bonds	$13,789	$22	$(2)	$13,809
Corporate debt securities and foreign investments	14,042	27	(9)	14,060

Total	$27,831	$49	$(11)	$27,869

3. Inventory

The components of inventory, net of reserves, are as follows:

	March 31, 2004	December 31, 2003
	(in thousands)
Raw materials	$1,020	$569
Work in process	422	373
Finished goods	3,599	3,523

Total	$5,041	$4,465

BROOKTROUT, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(continued)

The following is a rollforward of reserves provided for inventory obsolescence:

	Three months ended March 31,
	2004	2003
	(in thousands)
Balance, beginning of the period	$4,379	$3,909
Provisions	89	362
Write offs	(398)	(213)

Balance, end of period	$4,070	$4,058

4. Intangible Assets and Other Assets

Intangible assets consisted of the following:

	March 31, 2004	December 31, 2003
	(in thousands)
Acquired technology	$12,038	$12,038
Customer base	1,264	1,264
Trademarks and other	1,273	1,273

Total intangible assets	14,575	14,575
Less: accumulated amortization	(8,969)	(8,666)

Intangible assets, net of amortization	$5,606	$5,909

Intangible asset amortization expense was $0.3 million and $0.4 million for the three months ended March 31, 2004 and 2003, respectively.  All intangibles carried on the balance sheet are being amortized.

Amortization expense associated with these intangible assets for the years ending December 31 is anticipated to be as follows:

Amortization Expense (in thousands)

Remainder of 2004	$913
2005	1,216
2006	1,216
2007	1,216
2008	1,045

Other assets consisted of the following:

	March 31, 2004	December 31, 2003
	(in thousands)
Purchased and licensed technology	$3,890	$3,300
Deposits	309	308

Total other assets	4,199	3,608
Less: accumulated amortization of purchased technology	(2,022)	(1,860)

Other assets, net	$2,177	$1,748

Other asset amortization expense was $0.2 million in both the three months ended March 31, 2004 and 2003.

Total estimated amortization expense associated with these other assets for the years ending December 31 is anticipated to be as follows:

Amortization Expense (in thousands)

Remainder of 2004	$568
2005	555
2006	497
2007	248

BROOKTROUT, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(continued)

5. Valuation and Qualifying Accounts

Allowances for doubtful accounts and sales returns:

The following is a rollforward of allowances provided for doubtful accounts and sales returns:

	Three months ended March 31,
	2004	2003
	(in thousands)
Balance, beginning of the period	$843	$1,679
Provisions	62	95
Write offs and payments to customers	(8)	(87)

Balance, end of period	$897	$1,687

Accrued warranty costs:

The following is a rollforward of accrued warranty costs:

	Three months ended March 31,
	2004	2003
	(in thousands)
Balance, beginning of the period	$1,138	$1,060
Provisions for claims	76	61
Claims incurred	(53)	(35)

Balance, end of period	$1,161	$1,086

6. Segment Reporting

The Company’s operations consist of one reportable segment.

Major Customers—One customer accounted for approximately 16% and 14% of revenue for the quarters ended March 31, 2004 and 2003, respectively.

International Sales—International sales, principally exports from the United States, accounted for approximately 23% and 27% of revenue for the quarters ended March 31, 2004 and 2003, respectively.

7. Commitments and Contingencies

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

8. Subsequent Events

On April 5, 2004, the Company completed its acquisition of the outstanding capital stock of SnowShore Networks, Inc. (“SnowShore”) for an aggregate purchase price of approximately $9.0 million in cash.  The Company paid the purchase price from working capital, and will account for the acquisition as a purchase transaction.  SnowShore, now a wholly owned subsidiary of the Company, is a provider of leading-edge voice over IP communications infrastructure products for the media server and media firewall markets.  Immediately after the closing of the acquisition, SnowShore had 19 employees.  The Company has hired a third party to perform a valuation review to assist with the purchase price allocations.  The Company expects to record a one-time in-process research and development charge of approximately $2.3 million to $2.8 million in the second quarter of 2004.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the condensed consolidated financial statements and related notes appearing elsewhere in this quarterly report and in our Annual Report on Form 10-K for the year ended December 31, 2003. The discussion contains forward-looking statements that involve known and unknown risks and uncertainties, including those set forth below under “Factors That May Affect Future Results.”

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

We measure our operating success using both financial and market metrics. The financial metrics include revenue, gross profit, operating expenses, and income from continuing operations, as well as working capital and cash provided by operating activities. Other key metrics include the total number of customers, customers whose purchases exceed $100,000, and the portion of our revenue that is generated by sales of products to enterprise and service provider customers. Our long-term business model stresses our commitment to establishing and maintaining close customer relationships and to continuing develop innovative products.

The most significant trend that has impacted our business has been the unfavorable economic conditions affecting the communications sector. This had resulted in a decrease in our revenue from 2000 to 2001 and from 2001 to 2002.  Furthermore, we experienced revenue decreases for the first two quarters of 2003 when compared to the corresponding quarters of 2002.  Sales of products, particularly for applications in the New Network, to OEMs for use by large service providers declined most significantly over these periods. In response to the revenue decreases, we have implemented expense control programs to reduce operating expenses, while we have continued to invest in developing products that we believe our customers will need when the economy further improves. We believe that the economic conditions in our industry generally have begun, at least temporarily, to improve and that this improvement was reflected in our revenue for the first quarter of 2004, which exceeded the revenue in the corresponding period of 2003. We currently expect the revenue for each of the remaining quarters of 2004 to exceed the revenue in the corresponding quarters of 2003.

Despite the general economic conditions, we were able to increase our cash and marketable debt securities balances from $41.8 million at December 31, 2002 to $58.4 million at March 31, 2004. This was accomplished primarily through income tax refunds, operating expense reductions, inventory reductions, and the sale of a business segment.  If economic conditions do not continue to improve or if they weaken again, we may experience adverse effects on our business, operating results, and cash and marketable debt securities balances.

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

We consider the following to be the critical accounting policies and areas where significant judgment is applied, which we believe an investor should understand when assessing our financial reporting and performance:

•                  Revenue recognition;

•                  Allowances for doubtful accounts and for inventory obsolescence;

•                  Intangible assets:

•                  Deferred income taxes; and

•                  Accrued warranty costs.

This is not intended to be a comprehensive list of all of our significant accounting policies.  For more information on our critical accounting policies and on our significant accounting policies in general, we refer the reader to the discussion on those policies in our Annual Report on Form 10-K for the year ended December 31, 2003 and to Note 1 to the condensed consolidated financial statements in Part 1, Item 1 of this report.

Results of Operations

The table below sets forth certain condensed consolidated statements of operations data as a percentage of total revenue for the periods presented.

	Three Months Ended March 31,
	2004	2003
Domestic revenue	77%	73%
International revenue	23	27
Total revenue	100	100
Cost of product sold	32	41
Gross profit	68	59
Operating expenses:
Research and development	24	29
Selling, general and administrative	43	47
Total operating expenses	67	76
Operating income (loss)	1	(17)
Other income, net	1	1
Income (loss) before income taxes	2	(16)
Income tax provision (benefit)	1	(5)
Net income (loss)	1%	(11)%

Revenue

The following table presents our domestic and international revenue:

	Three Months Ended March 31,
	2004		2003
	(dollars in thousands)
Domestic revenue	$14,335	77%	$11,282	73%
International revenue, principally export	4,358	23	4,252	27

Total revenue	$18,693	100%	$15,534	100%

Revenue in the three months ended March 31, 2004 was $18.7 million compared to $15.5 million in the corresponding period of 2003, an increase of approximately 20%.  This increase was primarily the result of increased sales to domestic OEMs, value-added resellers, and enterprise customers.  Many of our customers resumed spending on communications equipment, which had slowed in 2001, 2002, and early 2003.  In comparison to the three months ended March 31, 2003, international revenue for the corresponding period of 2004 increased by $0.1 million.  This was the result of increased sales to Pacific Rim customers of $0.5 million due primarily to our establishment of a direct sales operation in Japan, offset by a $0.4 million decrease in sales to our European customers.  The $0.4 million decrease in sales to European customers is net of a $0.1 million increase in revenue due to favorable foreign currency exchange rates for European sales.  During the three months ended March 31, 2004, revenue from enterprise customers accounted for approximately 85% of total revenue, as compared to 79% of total revenue for the three months ended March 31, 2003.  The remaining revenue was attributable to sales to service provider customers.

In the three months ended March 31, 2004, approximately 30 of our customers each purchased over $100,000 of products, in aggregate representing 74% of total revenue for the quarter.  In the three months ended March 31, 2003, approximately 30 of our customers each purchased over $100,000 of products, in aggregate representing approximately 70% of total revenue for the quarter.  Total customers in the first quarter of 2004 decreased to approximately 335 from approximately 400 in the first quarter of 2003, primarily due to a decline in the number of customers that purchased $5,000 or less in the quarter.  Revenue from one customer accounted for 16% of total revenue in the three months ended March 31, 2004, compared to 14% in the corresponding period of 2003. We expect that revenue from this customer will be greater than 10% of total revenue for 2004.

Cost of Product Sold and Gross Profit

The following table presents cost of product sold and gross profit information:

	Three Months Ended March 31,
	2004	2003
	(dollars in thousands)
Cost of product sold	$5,968	$6,330
Gross profit	$12,725	$9,204
Gross profit percentage	68%	59%

The decrease in cost of product sold in the three months ended March 31, 2004, compared to the corresponding period in 2003, was the result of changes in product mix, increased sales of our digital fax products (which have higher margins), and reduced inventory obsolescence and manufacturing expenses.  Our inventory obsolescence expense decreased by $0.3 million in the first quarter of 2004 relative to the same period of 2003, primarily due to reduced reserve requirements for service provider product inventory.  Our manufacturing expenses decreased by $0.1 million in the first quarter of 2004 relative to the same period of 2003, primarily due to reduced costs for manufacturing supplies.  Our change in product mix to higher margin products contributed to a significant improvement in the gross profit percentage in the first quarter of 2004, compared to the first quarter of 2003.

Operating Expenses

The following table presents our operating expenses:

	Three Months Ended March 31,
	2004	2003
	(in thousands)
Research and development	$4,485	$4,586
Selling, general and administrative	8,118	7,269

Total operating expenses	$12,603	$11,855

Research and development expense

Research and development expense represented 24% of revenue in the first quarter of 2004, compared with 29% of revenue in first quarter of 2003. The $0.1 million decrease in research and development expense in the first quarter of 2004 relative to the corresponding period of 2003 was primarily the result of reduced consulting and contract labor expenses of $0.1 million and decreased depreciation expense of $0.1 million, offset by increases in equipment purchases and maintenance expenses of $0.1 million. Our continuing development efforts are focused on hardware and software for media processing products (voice, fax and data), network interface products, call control products and signal processing products.  Research and development expense for the second quarter of 2004, including the impact of the Snowshore Networks acquisition on April 5, 2004, is expected to be approximately 25% to 27% of revenue.

Selling, general and administrative expense

Selling, general and administrative expense represented 43% of revenue in the first quarter of 2004, compared with 47% of revenue in the first quarter of 2003.  The $0.8 million increase in selling, general and administrative expense in the first quarter of 2004 relative to the corresponding period of 2003 was primarily due to expense increases related to our new Japan sales operation of $0.3 million, increases in professional fees of $0.2 million, and increases in marketing expenses of $0.1 million, offset by a decrease in depreciation and amortization expense of $0.2 million.  Selling, general and administrative expense for the second quarter of 2004, including the impact of the Snowshore Networks acquisition, is expected to be approximately 43% to 45% of revenue.

Other Income, Net

Other income, net, was $0.2 million in both the three months ended March 31, 2004 and 2003.  A slight increase in interest income, which was due to our increased cash and marketable debt securities balances, was offset by foreign currency exchange losses.

Income Tax Provision (Benefit)

The following table presents our income tax provision (benefit) and effective tax rate:

	Three Months Ended March 31,
	2004	2003
	(dollars in thousands)
Income tax provision (benefit)	$122	$(788)
Effective tax rate	40%	(32)%

We recorded an income tax provision in the three months ended March 31, 2004, compared with an income tax benefit in the three months ended March 31, 2003, as a result of earning a pre-tax profit.  The effective tax rate for the second quarter of 2004, excluding the impact of the Snowshore Networks one-time in-process research and development charge of approximately $2.3 million to $2.8 million, is expected to be approximately 35% to 40%.   Including the impact of the in-process research and development charge, the effective tax rate for the second quarter of 2004 is expected to be (1)% to (10)%.

Liquidity and Capital Resources

Cash flows for the three months ended March 31, 2004 and 2003

Cash flows from operating activities were $0.7 million in the three months ended March 31, 2004. This primarily resulted from net tax refunds of $0.3 million, reductions in accounts receivable, and net income for the quarter, all of which were partially offset by an increase in inventory and a decrease in accounts payable and accrued expenses.  Both the decrease in accounts receivable and increase in inventory were attributable to lower than expected sales activity.  Cash flows from operating activities were $4.1 million in the three months ended March 31, 2003. This primarily resulted from net income tax refunds of $6.0 million and reductions in accounts receivable, offset by a decrease in current liabilities.

Cash used in investing activities was $2.8 million in the three months ended March 31, 2004.  This primarily resulted from net purchases of marketable debt securities of $1.9 million and the purchase and license of technology for $0.6 million to be used in the development of new products and the modification of existing products.  Cash used in investing activities was $5.8 million in the three months ended March 31, 2003. This primarily resulted from net purchases of marketable debt securities of $5.7 million.

Cash from financing activities was $2.7 million in the three months ended March 31, 2004.  This was primarily attributable to proceeds from the sale of common stock issued under our employee stock option plans.  Cash from financing activities was $0.03 million in the three months ended March 31, 2003, all of which was attributable to proceeds from the sale of common stock under our employee stock purchase plan.

Contractual Obligations and Capital Expenditures

The following table presents our future contractual obligations and commercial commitments as of March 31, 2004:

	Total	Remainder of 2004	2005	2006	2007	2008	Thereafter
	(in thousands)
Operating leases	$5,891	$2,266	$2,085	$803	$228	$228	$281

We have operating lease commitments for our primary office and manufacturing facilities that expire between 2005 and 2006. In addition, we lease office space for sales and support functions that expire beyond 2006.  Certain lease agreements require us to pay all of the building’s taxes, insurance and maintenance costs.

We purchased $0.3 million and $0.08 million of capital equipment in the three months ended March 31, 2004 and 2003, respectively.  We currently have no material commitments for additional capital expenditures.  In the three months ended March 31, 2004, we acquired technology, and contingent upon satisfactory performance by the seller and our final acceptance, we will be obligated to purchase engineering services of  $1.2 million.  We have certain inventory purchase commitments that are part of our ordinary course of business in which the product delivery dates range from one month to five months into the future.  We do not expect these short-term commitments to have a material adverse impact on our financial results.

We had no long-term debt as of March 31, 2004 or May 7, 2004.

Cash and Cash Liquidity Position

The following table presents our cash and liquidity position as of March 31, 2004 and December 31, 2003:

	March 31, 2004	December 31, 2003
	(dollars in thousands)
Cash and cash equivalents	$28,724	$28,081
Marketable debt securities	29,723	27,869
Total	$58,447	$55,950

Working capital	$65,192	$62,485
Quick ratio	5.0	4.6
Maximum available line of credit	$5,000	$5,000

Cash, cash equivalents and marketable debt securities increased to $58.4 million as of March 31, 2004 from $56.0 million as of December 31, 2003, primarily due to $0.7 million from operating activities and $2.7 million of cash proceeds from employee stock transactions, offset by a $0.6 million payment for acquired technology and $0.3 million of capital equipment expenditures in the first quarter of 2004. Working capital increased by $2.7 million from December 31, 2003 to March 31, 2004. This increase in working capital was the result of a 4% increase in cash and marketable debt securities and a decrease in accounts payable and accrued liabilities, partially offset by decreases in accounts receivable and prepaid expenses.  Our quick ratio improved from 4.6 at December 31, 2003 to 5.0 at March 31, 2004, due primarily to a 4% increase in cash and marketable debt securities and a modest decrease in current liabilities.  Quick ratio is calculated as current assets minus inventory, income tax receivable and deferred tax assets divided by current liabilities, and is an indicator of a company’s ability to meet short-term financial obligations.

On April 5, 2004, we completed our acquisition of the outstanding capital stock of SnowShore Networks, for an aggregate purchase price of approximately $9.0 million in cash.  We used our cash and marketable debt securities to fund the purchase price, and will account for the acquisition as a purchase transaction.  As of the acquisition date, SnowShore Networks’ cash and marketable debt securities were approximately $1.0 million.

We have a $5.0 million working capital line of credit available from a commercial bank. Any borrowings would bear interest at the lender’s prime rate. The line of credit is secured by a pledge of substantially all of our assets. Availability of funds under this line of credit is subject to compliance with certain financial covenants relating to our quick ratio, minimum tangible net worth, and other standard reporting requirements. As of March 31, 2004, letters of credit issued against the existing line totaled $1.0 million, representing the collateral required for certain lease obligations. Other than the issuance of letters of credit and the use of the credit line to secure immaterial foreign currency forward contracts, there have been no borrowings under the line during the past three years. The line of credit expires on July 29, 2005.

In October 2003, our Board of Directors authorized the repurchase of up to 1,000,000 shares of our common stock from time to time on the open market or in privately negotiated transactions.  This program will be funded by our existing and future cash and marketable debt securities balances.  As of March 31, 2004, we had not repurchased any shares under the program.

We believe that our cash and marketable debt securities are likely to meet our needs for the foreseeable future.  Though we do not expect to make any major capital expenditures in the remainder of 2004, we are always looking for opportunities to expand the business, which could include acquisitions or organic expansion into new markets. If we find that our cash and cash equivalents, marketable debt securities and funds available from our bank line of credit are not sufficient, we may choose to utilize or to seek other sources of financing. If we were to seek future equity financings, the terms may be dilutive to our stockholders and may contain restrictive covenants, which could limit our ability to pursue certain courses of action. It is possible that, should the need arise, we will not be able to obtain additional financing, or that the financing made available to us will not be on acceptable terms.

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

As a result of the uncertain economic conditions that have affected most technology sectors and the telecommunications sector in particular, over the past few years, many of our customers have aggressively sought to increase efficiency in their supply chains and reduce their inventory levels. Additionally, the slowdown in the telecommunications industry and the resulting decrease in spending by companies in our target markets have reduced the rate of growth of data traffic and the use of the Internet, which are driving the convergence of data and telephony that we expect will give rise to demand for New Network applications. The economic downturn adversely affected our business and operating results for the year ended December 31, 2003, and even more so for the years ended December 31, 2002 and 2001. While we believe the economic condition may be improving somewhat, if current economic conditions do not continue to improve or if they worsen, we may experience additional adverse effects on our revenue, net income and cash flow. For example, if the rate at which our customers order product decreases, it becomes more likely that our current inventories would be exposed to technological obsolescence, which would require us to reduce the value of those inventories on our balance sheet.

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

One customer accounted for 19% of our revenue in the year ended December 31, 2003, and we expect this customer will account for more than 10% of our total revenue in 2004. The loss of this or any other major customer or the cancellation, reduction or delay of significant orders from such customers, even if only temporary, could significantly reduce our revenue and cash flow and could harm our reputation in the industry.

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

Sales of our products to customers outside the United States accounted for 23% of our revenue in the quarter ended March 31, 2004. We anticipate that international sales will continue to account for a significant portion of our revenue. International sales are subject to a number of risks, including:

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

In April 2004, we completed our acquisition of SnowShore Networks, Inc., a provider of voice over IP communications infrastructure products for the media server and media firewall markets.  We may seek to acquire additional strategic complementary companies in the future. In addition to the difficulties we may face in identifying and consummating acquisitions, we will also be required to integrate and consolidate any acquired businesses or assets with our existing operations. Managing an acquired business entails numerous operational and financial risks, including difficulties in integrating disparate administrative, accounting and finance, and information systems, difficulties in assimilating acquired operations and new personnel, diversion of management’s attention from other business concerns, and potential loss of key employees or customers of any acquired operations. Accordingly, we may be unable to successfully identify, consummate and integrate future acquisitions or operate acquired businesses profitably. If we are unable to integrate an acquired company successfully, our future growth may suffer, and our results of operations could be harmed.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risk from changes in interest rates and currency exchange rates has not changed materially from our exposure at December 31, 2003.  Please refer to our Annual Report on Form 10-K for the year ended December 31, 2003 for more information.

Item 4. Controls and Procedures

(a) Evaluation of disclosure controls and procedures.

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) as of March 31, 2004.  Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of March 31, 2004, our disclosure controls and procedures were (1) designed to ensure that material information relating to our company, including our consolidated subsidiaries, is made known to our chief executive officer and chief financial officer by others within those entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

(b) Changes in internal control over financial reporting.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended March 31, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

Item 2.  Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

In October 2003, the Board of Directors authorized the repurchase of up to 1,000,000 shares of the Company’s common stock from time to time on the open market or in privately negotiated transactions.  The program expires in October 2004. As of March 31, 2004, there have been no shares repurchased under this program.

Item 6.  Exhibits and Reports on Form 8-K

(a)	Exhibits

2.1

Agreement and Plan of Merger, dated as of March 25, 2004, among Brooktrout, Inc., Canal Acquisition Corp. and SnowShore Networks, Inc. is hereby incorporated by reference from Exhibit 2.1 to Current Report on Form 8-K dated April 5, 2004 filed with the SEC on April 9, 2004 (File No. 000-20698).

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

On March 26, 2004, we filed a current report on Form 8-K, dated March 25, 2004, announcing that we had entered into an agreement to acquire the outstanding capital stock of SnowShore Networks, Inc.

On April 5, 2004, we filed a current report on Form 8-K, dated April 5, 2004, furnishing under Item 12 our press release updating guidance for the quarter ended March 31, 2004 and for the remainder of 2004.

On April 9, 2004, we filed a current report on Form 8-K, dated April 5, 2004, reporting under Item 2 the completion of the acquisition of the outstanding capital stock of SnowShore Networks, Inc.

On April 21, 2004, we filed a current report on Form 8-K, dated April 21, 2004, furnishing under Item 12 our press release announcing financial results for the quarter ended March 31, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BROOKTROUT, INC.

Date: May 7, 2004	By:	/s/ ERIC R. GILER
Eric R. Giler President (Principal Executive Officer)

Date: May 7, 2004	By:	/s/ ROBERT C. LEAHY
Robert C. Leahy Vice President of Finance and Operations (Principal Financial and Accounting Officer)

EXHIBIT INDEX

2.1

Agreement and Plan of Merger, dated as of March 25, 2004, among Brooktrout, Inc., Canal Acquisition Corp. and SnowShore Networks, Inc. is hereby incorporated by reference from Exhibit 2.1 to Current Report on Form 8-K dated April 5, 2004 filed with the SEC on April 9, 2004 (File No. 000-20698).

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

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14 or 15d-14, as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14 or 15d-14, as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.