Form 10-Q
period 2004-06-30
BROOKTROUT INC
filed 2004-08-06
CIK 754516

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

As of July 30, 2004, 13,001,985 shares of common stock, $.01 par value per share, were outstanding.

BROOKTROUT, INC.
FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2004

“BROOKTROUT” and the “NEW NETWORK” are trademarks or registered trademarks of Brooktrout, Inc.

PART I FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

BROOKTROUT, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	June 30, 2004	December 31, 2003
Assets
Current assets:
Cash and cash equivalents	$21,382	$28,081
Marketable debt securities	28,926	27,869
Accounts receivable (less allowances for doubtful accounts and sales returns of $847 at June 30, 2004 and $843 at December 31, 2003)	9,196	10,232
Inventory	4,423	4,465
Income tax receivable	74	433
Deferred tax assets	4,312	3,830
Prepaid expenses and other current assets	2,337	2,354

Total current assets	70,650	77,264

Equipment and furniture, less accumulated depreciation	2,424	2,245
Deferred tax assets	14,402	9,413
Intangible assets, less accumulated amortization	6,200	5,909
Other assets, less accumulated amortization	1,999	1,748

Total assets	$95,675	$96,579
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$5,061	$5,350
Accrued expenses and other	5,318	5,128
Accrued compensation and commissions	2,328	2,405
Accrued warranty costs	1,197	1,138
Customer deposits	726	758

Total current liabilities	14,630	14,779

Deferred rent and other long-term liabilities	132	146

Total liabilities	14,762	14,925

Commitments and contingencies (Note 8)

Stockholders’ equity:
Preferred stock, $1.00 par value; authorized 100,000 shares; issued and outstanding, none	—	—
Common stock, $0.01 par value; authorized 80,000,000 shares at June 30, 2004 and 40,000,000 shares at December 31, 2003; issued 13,344,329 at June 30, 2004 and 12,937,019 at December 31, 2003	133	129
Additional paid-in capital	71,285	68,270
Accumulated other comprehensive loss	(169)	(45)
Notes receivable — officers	(9,845)	(9,845)
Retained earnings	24,197	26,942
Treasury stock, 348,237 shares at June 30, 2004 and 260,386 shares at December 31, 2003, at cost	(4,688)	(3,797)

Total stockholders’ equity	80,913	81,654
Total liabilities and stockholders’ equity	$95,675	$96,579

See notes to unaudited condensed consolidated financial statements.

BROOKTROUT, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Revenue	$19,193	$17,390	$37,886	$32,924

Costs and expenses:
Cost of product sold	6,306	6,270	12,274	12,600
Research and development	4,847	4,827	9,332	9,413
In-process research and development	2,490	—	2,490	—
Selling, general and administrative	8,711	7,565	16,829	14,834

Total costs and expenses	22,354	18,662	40,925	36,847

Operating loss	(3,161)	(1,272)	(3,039)	(3,923)

Other income, net	117	245	299	445

Loss before income taxes	(3,044)	(1,027)	(2,740)	(3,478)

Income tax (benefit) provision	(117)	(325)	5	(1,113)

Net loss	$(2,927)	$(702)	$(2,745)	$(2,365)

Net loss per common share:
Basic and diluted	$(0.22)	$(0.06)	$(0.21)	$(0.19)

Weighted average shares outstanding:
Basic and diluted	13,020	12,286	12,937	12,284

See notes to unaudited condensed consolidated financial statements.

BROOKTROUT, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF
COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net loss	$(2,927)	$(702)	$(2,745)	$(2,365)
Unrealized (losses) gains on marketable debt securities, net of applicable taxes	(109)	2	(112)	49
Foreign currency translation adjustments	(15)	—	(12)	—
Total other comprehensive (loss) income	(124)	2	(124)	49
Comprehensive loss	$(3,051)	$(700)	$(2,869)	$(2,316)

See notes to unaudited condensed consolidated financial statements.

BROOKTROUT, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS
OF CASH FLOWS
(in thousands)

	Six Months Ended June 30,
	2004	2003
Cash flows from operating activities:
Net loss	$(2,745)	$(2,365)
Adjustments to reconcile net loss to cash from operating activities:
In-process research and development	2,490	—
Depreciation and amortization	1,260	1,732
Amortization of purchased and licensed technology	349	333
Inventory obsolescence expense	275	527
Provision for doubtful accounts and sales returns	33	(167)
Deferred income taxes	(50)	—
Increase (decrease) in cash from changes in:
Accounts receivable	1,188	1,373
Inventory	(142)	689
Prepaid expenses and other assets	365	4,659
Current and other liabilities	(1,083)	(2,718)

Cash flows from operating activities	1,940	4,063

Cash flows from investing activities:
Sales and maturities of marketable debt securities	14,463	7,263
Purchases of marketable debt securities	(15,698)	(18,083)
Acquisition of subsidiary, net of cash acquired	(8,255)	—
Expenditures for equipment and furniture	(678)	(259)
Purchased and licensed technology	(599)	—

Cash flows from investing activities	(10,767)	(11,079)

Cash flows from financing activities:
Exercises of stock options	2,982	142
Purchase of treasury stock	(854)	—

Cash flows from financing activities	2,128	142

Decrease in cash and cash equivalents	(6,699)	(6,874)
Cash and cash equivalents, beginning of period	28,081	23,685

Cash and cash equivalents, end of period	$21,382	$16,811

Supplemental schedule of cash flow information:
Tax refunds received	$323	$6,040
Tax payments	$43	$34
Non-cash activities:
Common stock received for exercise of stock options	$37	$36

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

BROOKTROUT, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(e) Stock-Based Compensation

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

Had the Company used the fair value method to measure compensation related to stock awards to employees, reported net loss and net loss per share would have been as follows:

(in thousands, except per share data)	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003

Net loss, as reported	$(2,927)	$(702)	$(2,745)	$(2,365)
Stock-based compensation recorded	—	—	—	—
Pro forma stock-based compensation, net of tax	(1,094)	(952)	(2,481)	(1,888)

Net loss, pro forma	$(4,021)	$(1,654)	$(5,226)	$(4,253)

Basic and diluted loss per common share, pro forma	$(.31)	$(.13)	$(.40)	$(.35)

Basic weighted average shares outstanding were used in calculating the pro forma net loss per common share since the use of diluted weighted average shares would have had an anti-dilutive effect.

For purposes of determining the disclosures provided above, the fair value of options on their grant date and grants made under the Company’s Employee Stock Purchase Plan (the “Purchase Plan”) are measured using the Black-Scholes option-pricing model. Key assumptions used to apply this pricing model were as follows:

	2004		2003
	Option Plan	Purchase Plan	Option Plan	Purchase Plan
Risk-free interest rate	4.1%	1.6%	2.5%	1.0%
Expected life (years)	5.6	.5	5.5	.5
Expected volatility of underlying stock	87%	84%	88%	49%

The estimated weighted average fair value of options granted during the three months ended June 30, 2004 and 2003 was $8.03 and $4.10, respectively.  The estimated weighted average fair value of options granted during the six months ended June 30, 2004 and 2003 was $8.54 and $3.84, respectively.  The estimated weighted average fair value per share of grants made under the Purchase Plan during the six months ended June 30, 2004 and 2003 was $2.42 and $0.70, respectively.

(f) Earnings Per Share

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

BROOKTROUT, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                Stock options to purchase 3,625,955 shares were excluded from the computation of diluted earnings per share in the three and six months ended June 30, 2004, because of their anti-dilutive effect.  Stock options to purchase 3,500,534 shares were excluded from the computation of diluted earnings per share in the three and six months ended June 30, 2003, because of their anti-dilutive effect.

(g) Reclassifications

Certain amounts in the 2003 unaudited condensed consolidated financial statements have been reclassified to conform to the 2004 presentation.

2. Acquisition

On April 5, 2004, the Company acquired the outstanding capital stock of SnowShore Networks, Inc. (“SnowShore”) pursuant to the terms of an Agreement and Plan of Merger entered into on March 25, 2004. SnowShore, now a wholly owned subsidiary, is a leading-edge provider of software and hardware for voice over IP communications systems.  SnowShore was acquired to expand the Company’s voice over IP product offerings specifically for the media server and media firewall markets.   The purchase price for the outstanding capital stock of SnowShore was $9.0 million, paid in cash, plus $0.2 million of transaction costs.

The acquisition has been accounted for as a purchase, and accordingly, the results of operations of SnowShore have been included in the Company’s condensed consolidated financial statements from the date of acquisition. The purchase price has been allocated to the assets acquired based on their fair values using an independent appraisal.  The purchase price is subject to finalization and could change.  The fair value of the assets acquired and liabilities assumed exceeded the purchase price due primarily to deferred tax assets acquired.  These assets were not realizable by SnowShore and therefore had zero value to SnowShore.  The resulting negative goodwill related to this transaction resulted in a pro rata reduction in the identified long-lived assets purchased. This reduction has been reflected in the asset values contained in the table below. The following is a summary of the purchase price allocation:

(in thousands)

Cash paid	$9,000
Acquisition-related costs	220
Total purchase price	$9,220

Cash and cash equivalents	$965
Accounts receivable	185
Inventory	91
Prepaid and other assets	36
Equipment and furniture	122
Intangible assets	930
Deferred tax assets, net of valuation allowances of $ 755	5,346
In-process research and development	2,490
Accounts payable, accrued expenses and other liabilities	(714)
Accrued compensation and commissions	(231)
Total	$9,220

Of the $0.9 million of acquired intangible assets, $0.7 million was assigned to patents (10-year weighted average useful life) and the remaining $0.2 million was assigned to completed technology, trademarks and customer lists (4-year weighted average useful life).

BROOKTROUT, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company recorded a charge of $2.5 million in the second quarter of 2004 for purchased in-process technology related to development projects that have not reached technological feasibility, have no alternative future use, and for which successful development was uncertain. The value of the purchased in-process research and development was computed by determining the present value of the project’s future economic benefits from future revenues net of anticipated costs and expenses.  A discount rate of 25% was used in this calculation and was derived based on the estimated weighted average cost of capital as adjusted to reflect the additional risk inherent in product development.  At the time of the acquisition, the project was approximately 40% complete. The Company estimates the projects will require an additional spending of $0.6 million to complete, with estimated completion date of December 31, 2004.

The following pro forma financial summary is presented as if the acquisition of SnowShore was completed at the beginning of each period presented.  The pro forma revenue, net loss, and basic and diluted net loss per common share for the three months ended June 30, 2004, would not have been materially different from the amounts reported in the unaudited condensed consolidated statements of operations if this acquisition had taken place on April 1, 2004 because the acquisition occurred on April 5, 2004.

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Revenue	$19,200	$17,911	$38,300	$33,578
Net loss	$(2,900)	$(1,753)	$(3,300)	$(4,444)
Basic and diluted net loss per common share	$(0.22)	$(0.14)	$(0.26)	$(0.36)

3. Marketable Debt Securities

Marketable debt securities consisted of the following:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Market Value
	(in thousands)
June 30, 2004:
U.S. government notes and bonds	$15,123	$—	$(49)	$15,074
Corporate debt securities and foreign investments	13,943	—	(91)	13,852
	$29,066	$—	$(140)	$28,926

December 31, 2003:
U.S. government notes and bonds	$13,789	$22	$(2)	$13,809
Corporate debt securities and foreign investments	14,042	27	(9)	14,060

	$27,831	$49	$(11)	$27,869

Realized gains and losses from the sale of available-for-sale securities are determined on a specific identification basis.  Realized gains from the sale of marketable debt securities for the six months ended June 30, 2004 were immaterial.  As of June 30, 2004 and December 31, 2003, the remaining maturities of debt securities ranged from one month to approximately two years.

BROOKTROUT, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

4. Inventory

The components of inventory, net of reserves, consisted of the following:

	June 30, 2004	December 31, 2003
	(in thousands)
Raw materials	$816	$569
Work in process	406	373
Finished goods	3,201	3,523

Total	$4,423	$4,465

The following is a rollforward of reserves provided for inventory obsolescence:

	Six months ended June 30,
	2004	2003
	(in thousands)
Balance, beginning of the period	$4,379	$3,909
Provisions	275	527
Write offs	(1,059)	(297)
Other	29	—

Balance, end of period	$3,624	$4,139

Other changes in the reserves provided for inventory obsolescence relate to amounts recorded in connection with the acquisition of SnowShore (see Note 2).

5. Valuation and Qualifying Accounts

Allowances for doubtful accounts and sales returns:

The following is a rollforward of allowances provided for doubtful accounts and sales returns:

	Six months ended June 30,
	2004	2003
	(in thousands)
Balance, beginning of the period	$843	$1,679
Provisions	33	(167)
Write offs	(27)	(113)
Recoveries	42	—
Rebate payments to customers	(118)	(161)
Other	74	—

Balance, end of period	$847	$1,238

Other changes in allowances provided for doubtful accounts and sales returns relate to amounts recorded in connection with the acquisition of SnowShore (see Note 2).

BROOKTROUT, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Accrued warranty costs:

The following is a rollforward of accrued warranty costs:

	Six months ended June 30,
	2004	2003
	(in thousands)
Balance, beginning of the period	$1,138	$1,060
Provisions for claims	164	74
Claims incurred	(117)	(59)
Other	12	—

Balance, end of period	$1,197	$1,075

Other changes in accrued warranty costs relate to amounts recorded in connection with the acquisition of SnowShore (see Note 2).

6. Stockholders’ Equity

On October 16, 2003, the Company’s Board of Directors authorized the repurchase of up to 1,000,000 shares of the Company’s common stock from time to time on the open market or in privately negotiated transactions. Under the program, shares may be repurchased prior to October 15, 2004 and in such amounts as market conditions warrant, and subject to regulatory and other considerations. The Company plans to use the repurchased shares for general corporate purposes including the Company’s stock option plans, employee stock purchase plan and other stock benefit plans. In the three months ended June 30, 2004, the Company repurchased 86,000 shares of common stock on the open market for approximately $0.9 million.

7. Segment Reporting

The Company’s operations consist of one reportable segment.

Major Customers—The Company has one customer that generates more than 10% of total revenue. This customer accounted for approximately 15% and 17% of revenue for the three months ended June 30, 2004 and 2003, respectively. In both of the six month periods ended June 30, 2004 and 2003, the customer accounted for approximately 16% of revenue.

International Sales—International sales, principally exports from the United States, accounted for approximately 19% and 20% of revenue for the three months ended June 30, 2004 and 2003, respectively. For the six months ended June 30, 2004 and 2003, international sales accounted for approximately 21% and 24% of revenue, respectively.

8. Commitments and Contingencies

From time to time, the Company is a party to legal and other actions, which may include allegations of patent infringement made against us and/or our customers that arise in the normal course of business. The Company, taking into account advice of counsel, does not currently believe the eventual outcome of any such pending or potential matters, including matters in which we may have an obligation on behalf of our customers, will have a material effect on the Company’s consolidated financial position or results of operations.

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

We measure our operating success using both financial and market metrics. The financial metrics include revenue, gross profit, operating expenses, and income from continuing operations, as well as working capital and cash flows from operating activities. Key market metrics include the total number of customers, customers whose purchases exceed $100,000, and the portion of our revenue that is generated by sales of products to enterprise and service provider customers. Our long-term business model stresses our commitment to establishing and maintaining close customer relationships, increasing penetration of the telecommunications markets that we serve and continuing to develop innovative products.

The most significant trend that has impacted our business has been the unfavorable economic conditions affecting the communications sector. This resulted in a decrease in our revenue from 2000 to 2002.  Furthermore, we experienced revenue decreases for the first two quarters of 2003 when compared to the corresponding quarters of 2002.  Sales of products, particularly for applications in the New Network, to OEMs for use by large service providers declined most significantly over these periods. In response to the revenue decreases, we have implemented expense control programs to reduce operating expenses, while we have continued to invest in developing products that we believe our customers will need when the economy further improves. We believe that the economic conditions in our industry generally have begun, at least temporarily, to improve and that this improvement was reflected in our revenue for the first two quarters of 2004, which exceeded the revenue in the corresponding quarters of 2003. We currently expect the revenue for the third quarter of 2004 to be similar to the revenue for the corresponding quarter of 2003.

On April 5, 2004, we completed our acquisition of the outstanding capital stock of SnowShore Networks, Inc., or SnowShore, for approximately $9.2 million in cash.  SnowShore, now our wholly owned subsidiary, is a provider of leading-edge voice over IP communications infrastructure products for the media server and media firewall markets.

Despite the general economic conditions, our $9.2 million acquisition of SnowShore in April 2004, and our repurchase of $0.9 million in stock in May 2004, our cash and cash equivalents and marketable debt securities balances increased $8.5 million from $41.8 million at December 31, 2002 to $50.3 million at June 30, 2004. This was accomplished primarily through cash flow from operations, bolstered by income tax refunds, operating expense reductions, and inventory reductions.  If economic conditions do not continue to improve or if they weaken again, we may experience adverse effects on our business, operating results, and cash and cash equivalents and marketable debt securities balances.

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

•                  Intangible assets;

•                  Deferred income taxes; and

•                  Accrued warranty costs.

This is not intended to be a comprehensive list of all of our significant accounting policies.  For more information on our critical accounting policies and on our significant accounting policies in general, see the discussion on those policies in our Annual Report on Form 10-K for the year ended December 31, 2003 and Note 1 to the condensed consolidated financial statements in Part 1, Item 1 of this report.

Results of Operations

The table below sets forth certain condensed consolidated statements of operations data as a percentage of total revenue for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Domestic revenue	81%	80%	79%	76%
International revenue, principally export	19	20	21	24
Total revenue	100	100	100	100
Cost of product sold	33	36	32	38
Gross profit	67	64	68	62
Operating expenses:
Research and development	25	28	25	29
In-process research and development	13	—	7	—
Selling, general and administrative	45	43	44	45
Total operating expenses	83	71	76	74
Operating loss	(16)	(7)	(8)	(12)
Other income, net	—	1	1	1
Loss before income taxes	(16)	(6)	(7)	(11)
Income tax (benefit) provision	(1)	(2)	—	(4)
Net loss	(15)%	(4)%	(7)%	(7)%

Revenue

Three Months Ended June 30, 2004 and 2003

The following table presents our domestic and international revenue:

	Three Months Ended June 30,
	2004		2003
	(dollars in thousands)
Domestic revenue	$15,606	81%	$13,861	80%
International revenue, principally export	3,587	19	3,529	20

Total revenue	$19,193	100%	$17,390	100%

Revenue in the three months ended June 30, 2004 was $19.2 million compared to $17.4 million in the corresponding period of 2003, an increase of approximately 10%.  This increase was primarily the result of increased sales to domestic channel customers and value-added resellers and enterprise customers.  Many of our customers resumed spending on communications equipment, which had slowed in 2001, 2002, and early 2003.  In addition, sales of SnowShore products resulted in an increase in revenue of $0.3 million during the quarter.  In comparison to the three months ended June 30, 2003, international revenue for the corresponding period of 2004 increased by $0.06 million.  This was the result of increased sales to Pacific Rim customers of $0.5 million due primarily to our establishment of a direct sales operation in Japan, offset by a $0.4 million decrease in sales to our European customers.  The $0.4 million decrease in sales to European customers is net of a $0.1 million increase in revenue due to favorable foreign currency exchange rates for European sales.  During the three months ended June 30, 2004, revenue from enterprise customers accounted for approximately 82% of total revenue, as compared to 79% of total revenue for the three months ended June 30, 2003.  The remaining revenue was attributable to sales to service provider customers.

In the three months ended June 30, 2004, approximately 31 of our customers each purchased over $100,000 of products, in aggregate representing 75% of total revenue for the quarter.  In the three months ended June 30, 2003, approximately 30 of our customers each purchased over $100,000 of products, in aggregate representing approximately 73% of total revenue for the quarter.  Total customers in the second quarter of 2004 decreased to approximately 316 from approximately 349 in the second quarter of 2003, primarily due to a decline in the number of customers that purchased $5,000 or less in the quarter.  Revenue from one customer accounted for 15% of total revenue in the three months ended June 30, 2004, compared to 17% in the corresponding period of 2003. We expect that revenue from this customer will be greater than 10% of total revenue for 2004.

Six Months Ended June 30, 2004 and 2003

The following table presents our domestic and international revenue:

	Six Months Ended June 30,
	2004		2003
	(dollars in thousands)
Domestic revenue	$29,941	79%	$25,143	76%
International revenue, principally export	7,945	21	7,781	24

Total revenue	$37,886	100%	$32,924	100%

Revenue in the six months ended June 30, 2004 was $37.9 million compared to $32.9 million in the corresponding period of 2003, an increase of approximately 15%.  This increase was primarily the result of increased sales to domestic OEMs, value-added resellers, and enterprise customers.  Many of our customers resumed spending on communications equipment, which had slowed in 2001, 2002, and early 2003.  In comparison to the six months ended June 30, 2003, international revenue for the corresponding period of 2004 increased by $0.2 million.  This was the result of increased sales to Pacific Rim customers of $0.9 million due primarily to our establishment of a direct sales operation in Japan, offset by a $0.7 million decrease in sales to our European customers.  The $0.7 million decrease in sales to European customers is net of a $0.2 million increase in revenue due to favorable foreign currency exchange rates for European sales.  During the six months ended June 30, 2004, revenue from enterprise customers accounted for approximately 84% of total revenue, as compared to 79% of total revenue for the six months ended June 30, 2003.  The remaining revenue was attributable to sales to service provider customers.

In the six months ended June 30, 2004, approximately 59 of our customers each purchased over $100,000 of products, in aggregate representing 84% of total revenue for the six month period.  In the six months ended June 30, 2003, approximately 55 of our customers each purchased over $100,000 of products, in aggregate representing approximately 81% of total revenue for the six month period.  Total customers in the six months ended June 30, 2004 decreased to approximately 439 from approximately 540 in the six months period ended June 30, 2003, primarily due to a decline in the number of customers that purchased $5,000 or less in the period.  Revenue from one customer accounted for 16% of total revenue in the six months ended June 30, 2004, compared to 16% in the corresponding period of 2003. We expect that revenue from this customer will be greater than 10% of total revenue for 2004.

Cost of Product Sold and Gross Profit

Three Months Ended June 30, 2004 and 2003

The following table presents cost of product sold and gross profit information:

	Three Months Ended June 30,
	2004	2003
	(dollars in thousands)
Cost of product sold	$6,306	$6,270
Gross profit	$12,887	$11,120
Gross profit percentage	67%	64%

The cost of product sold in the three months ended June 30, 2004, compared to the corresponding period in 2003, increased by $.04 million.  Our inventory obsolescence expense in the second quarter of 2004 relative to the same period of 2003 was consistent.  Our manufacturing expenses in the second quarter of 2004 relative to the same period of 2003 were also consistent.  Our change in product mix to higher margin products contributed to a significant improvement in the gross profit percentage in the second quarter of 2004, compared to the second quarter of 2003.

Six Months Ended June 30, 2004 and 2003

The following table presents cost of product sold and gross profit information:

	Six Months Ended June 30,
	2004	2003
	(dollars in thousands)
Cost of product sold	$12,274	$12,600
Gross profit	$25,612	$20,324
Gross profit percentage	68%	62%

The decrease in cost of product sold in the six months ended June 30, 2004, compared to the corresponding period in 2003, was the result of changes in product mix, increased sales of our digital fax products (which have higher margins), and reduced inventory obsolescence and manufacturing expenses.  Our inventory obsolescence expense decreased by $0.3 million in the six months ended June 30, 2004 relative to the same period of 2003 primarily due to reduced reserve requirements for service provider product inventory.  Our manufacturing expenses decreased by $0.2 million in the six months ended June 30, 2004 relative to the same period of 2003, primarily due to reduced purchases of manufacturing supplies.  Our change in product mix to higher margin products contributed to a significant improvement in the gross profit percentage in the six months ended June 30, 2004, compared to the corresponding period of 2003.

Operating Expenses

Three Months Ended June 30, 2004 and 2003

The following table presents our operating expenses:

	Three Months Ended June 30,
	2004	2003
	(in thousands)
Research and development	$4,847	$4,827
In-process research and development	2,490	—
Selling, general and administrative	8,711	7,565

Total operating expenses	$16,048	$12,392

Research and development expense

Research and development expense represented 25% of revenue in the second quarter of 2004, compared with 28% of revenue in the second quarter of 2003. The slight increase in research and development expense in the second quarter of 2004 relative to the corresponding period of 2003 was primarily the result of increased expenses related to the SnowShore operation of $0.5 million offset by decreases in salaries and depreciation expense of $0.5 million. Our continuing development efforts are focused on hardware and software for media processing products (voice, fax and data), network interface products, call control products and signal processing products.  Research and development expense for the third quarter of 2004 is expected to be approximately 25% to 27% of revenue.

In-process research and development

We recorded a one-time charge of $2.5 million for purchased in-process technology related to development projects which have not yet reached technological feasibility, have no alternative future use, and for which successful development is uncertain. The value of the purchased in-process research and development was computed by determining the present value of the project’s future economic benefits including revenues net of anticipated costs and expenses.  At the time of the acquisition, the projects were approximately 40% complete.  We estimate the projects will require an additional spending of $0.6 million to complete, with an estimated completion date of December 31, 2004.

Selling, general and administrative expense

Selling, general and administrative expense represented 45% of revenue in the second quarter of 2004, compared with 44% of revenue in the second quarter of 2003.  The $1.1 million increase in selling, general and administrative expense in the second quarter of 2004 relative to the corresponding period of 2003 was primarily due to expense increases of $0.4 million related to the SnowShore operations and of $0.3 million related to our new Japan sales operation, increases in professional fees of $0.2 million, increases in commission expense of $0.1 million and increases in marketing expenses of $0.1 million, offset by a decrease in depreciation and amortization expense of $0.1 million.  Selling, general and administrative expense for the third quarter of 2004 is expected to be approximately 43% to 45% of revenue.

Six Months Ended June 30, 2004 and 2003

The following table presents our operating expenses:

	Six Months Ended June 30,
	2004	2003
	(in thousands)
Research and development	$9,332	$9,413
In-process research and development	2,490	—
Selling, general and administrative	16,829	14,834

Total operating expenses	$28,651	$24,247

Research and development expense

Research and development expense represented 25% of revenue in the six months ended June 30, 2004, compared with 29% of revenue in the corresponding period of 2003. The $0.1 million decrease in research and development expense in the six months ended June 30, 2004 relative to the corresponding period of 2003 was primarily the result of reduced salaries of $0.3 million and reduced depreciation expense of $0.2 million offset by increased expenses for SnowShore of $0.5 million.  Our continuing development efforts are focused on hardware and software for media processing products (voice, fax and data), network interface products, call control products and signal processing products.

In-process research and development

We recorded a one-time charge of $2.5 million for purchased in-process technology related to development projects which have not yet reached technological feasibility, have no alternative future use, and for which successful development is uncertain.  The value of the purchased in-process research and development was computed by determining the present value of the project’s future economic benefits including revenues net of anticipated costs and expenses.  At the time of the acquisition, the projects were approximately 40% complete. We estimate the projects will require an additional spending of $0.6 million to complete, with an estimated completion date of December 31, 2004.

Selling, general and administrative expense

Selling, general and administrative expense represented 44% of revenue in the six months ended June 30, 2004, compared with 45% of revenue in the corresponding period of 2003.  The $2.0 million increase in selling, general and administrative expense in the six months ended June 30, 2004 relative to the corresponding period of 2003 was primarily due to expense increases related to our new Japan sales operation of $0.6 million, increases in professional fees of $0.5 million, increases related to the SnowShore acquisition of $0.4 million, increases in marketing expenses of $0.3 million and increases in commission expense of $0.2 million.

Other Income, Net

Three Months Ended June 30, 2004 and 2003

Other income, net, was $0.1 million for the three months ended June 30, 2004 and $0.2 million for the three months ended June 30, 2003.  The decrease was due to a foreign currency exchange loss of $0.04 million for the three months ended June 30, 2004 compared to a foreign currency exchange gain of $0.06 million for the three months ended June 30, 2003.

Six Months Ended June 30, 2004 and 2003

Other income, net, was $0.3 million for the six months ended June 30, 2004 and $0.4 million for the six months ended June 30, 2003.  The decrease was due to a foreign currency exchange loss of $0.08 million for the six months ended June 30, 2004 compared to a foreign currency exchange gain of $0.06 million for the six months ended June 30, 2003.

Income Tax (Benefit) Provision

Three Months Ended June 30, 2004 and 2003

The following table presents our income tax benefit and effective tax rate:

	Three Months Ended June 30,
	2004	2003
	(dollars in thousands)
Income tax benefit	$(117)	$(325)
Effective tax rate	(4)%	(32)%

The effective tax rate for the second quarter of 2004, excluding the impact of the SnowShore in-process research and development charge of approximately $2.5 million, which is not deductible for tax purposes, is approximately (21)%. This effective tax rate differs from the statutory rate as a result of the disproportionate relationship between permanent taxable items and our forecasted pre-tax income (loss). This in-process research and development charge is not deductible for the purposes of determining the income tax benefit due to the nature of the SnowShore acquisition transaction.

Six Months Ended June 30, 2004 and 2003

The following table presents our income tax provision (benefit) and effective tax rate:

	Six Months Ended June 30,
	2004	2003
	(dollars in thousands)
Income tax provision (benefit)	$5	$(1,113)
Effective tax rate	0.2%	(32)%

We recorded an income tax provision in the six months ended June 30, 2004, compared with an income tax benefit in the six months ended June 30, 2003. The effective tax rate for the six months ended June 30, 2004 differs from the statutory rate as a result of the disproportionate relationship between permanent taxable items and our forecasted pre-tax income (loss). Excluding the impact of the SnowShore in-process research and development charge, which is not deductible for tax purposes, the effective tax rate is 2%. The in-process research and development charge is not deductible for the purposes of determining the income tax provision due to the nature of the SnowShore acquisition transaction.

Liquidity and Capital Resources

Cash flows for the six months ended June 30, 2004 and 2003

Cash flows from operating activities were $1.9 million in the six months ended June 30, 2004. This primarily resulted from non-cash expenses exceeding our net loss, along with a decrease in accounts receivable offset by a decrease in current liabilities.  Cash flows from operating activities were $4.0 million in the six months ended June 30, 2003. This primarily resulted from net income tax refunds of $6.0 million, which were classified as other current assets and are not expected to reoccur, and reductions in accounts receivable, offset by a decrease in current liabilities.

Cash flows from investing activities was $10.8 million in the six months ended June 30, 2004.  This primarily resulted from the net decrease in cash of $8.3 million as a result of the SnowShore acquisition, net purchases of marketable debt securities of $1.2 million, expenditures for capital equipment of $0.7 million and the purchase and license of technology for $0.6 million to be used in the development of new products and the modification of existing products.  Cash flows from investing activities was $11.1 million in the six months ended June 30, 2003. This primarily resulted from net purchases of marketable debt securities of $10.8 million.

Cash flows from financing activities was $2.1 million in the six months ended June 30, 2004.  This was attributable to proceeds from the sale of common stock issued under our employee stock option plans of $3.0 million offset by $0.9 million for the repurchase of 86,000 shares of our common stock.  Cash flows from financing activities was $0.1 million in the six months ended June 30, 2003, all of which was attributable to proceeds from the sale of common stock under our employee stock purchase plan.

Contractual Obligations and Capital Expenditures

The following table presents our future contractual obligations and commercial commitments as of June 30, 2004:

	Total	Remainder of 2004	2005	2006	2007	2008	Thereafter
	(in thousands)
Operating leases	$5,146	$1,518	$2,098	$800	$226	$226	$278

We have operating lease commitments for our primary office and manufacturing facilities that expire between 2005 and 2006. We lease office space for sales and support functions that expire beyond 2006.  Certain lease agreements require us to pay all of the building’s taxes, insurance and maintenance costs.  In addition, we have a capital lease obligation for office equipment totaling $0.02 million as a result of our acquisition of SnowShore. This capital lease expires in 2005.

We purchased $0.7 million and $0.3 million of capital equipment in the six months ended June 30, 2004 and 2003, respectively.  We currently have no material commitments for additional capital expenditures.  In the six months ended June 30, 2004 we acquired technology and, contingent upon satisfactory performance by the seller and our final acceptance, we will be obligated to purchase engineering services of  $0.4 million.  We have certain inventory purchase commitments that are part of our ordinary course of business in which the product delivery dates range from one month to five months into the future.  We do not expect these short-term commitments to have a material impact on our financial results.

Cash and Cash Liquidity Position

The following table presents our cash and liquidity position as of June 30, 2004 and December 31, 2003:

	June 30, 2004	December 31, 2003
	(dollars in thousands)
Cash and cash equivalents	$21,382	$28,081
Marketable debt securities	28,926	27,869
Total	$50,308	$55,950

Working capital	$56,020	$62,485
Quick ratio	4.1	4.5
Maximum available line of credit	$5,000	$5,000

Cash and cash equivalents and marketable debt securities decreased to $50.3 million as of June 30, 2004 from $56.0 million as of December 31, 2003, primarily due to the $9.0 million purchase of SnowShore in April 2004 and stock repurchase transactions of $0.9 million, offset by $1.0 million of SnowShore cash acquired, proceeds from the sale of common stock issued under our employee stock option plans of $3.0 million and non-cash expenses exceeding our net loss.  Working capital decreased by $6.5 million from December 31, 2003 to June 30, 2004. This decrease in working capital was primarily caused by the same factors described above that resulted in the decrease in cash and cash equivalents and marketable debt securities.

Our quick ratio decreased from 4.5 at December 31, 2003 to 4.1 at June 30, 2004, due primarily to the SnowShore acquisition and stock repurchase activity mentioned above. Quick ratio consists of the total of cash and cash equivalents, marketable debt securities, and accounts receivable divided by current liabilities, and is an indicator of a company’s ability to meet short-term financial obligations.

We have a $5.0 million working capital line of credit available from a commercial bank. Any borrowings would bear interest at the lender’s prime rate. The line of credit is secured by a pledge of substantially all of our assets. Availability of funds under this line of credit is subject to compliance with certain financial covenants relating to our quick ratio, minimum tangible net worth, and other standard reporting requirements. As of June 30, 2004, letters of credit issued against the existing line totaled $1.0 million, representing the collateral required for certain lease obligations. Other than the issuance of letters of credit and the use of the credit line to secure immaterial foreign currency forward contracts, there have been no borrowings under the line during the past three years. The line of credit expires on July 29, 2005.

In October 2003, our board of directors authorized the repurchase of up to 1,000,000 shares of our common stock from time to time on the open market or in privately negotiated transactions.  This program will be funded by our existing and future cash and cash equivalents and marketable debt securities balances.  As of August 6, 2004, we have repurchased 86,000 shares under the program for approximately $0.9 million.

We believe that our cash and cash equivalents and marketable debt securities are likely to meet our needs for the foreseeable future.  Though we do not expect to make any major capital expenditures in the remainder of 2004, we are always looking for opportunities to expand our business, which could include acquisitions or organic expansion into new markets.  In April 2004, we used approximately $9.0 million to purchase the outstanding stock of SnowShore.  If we find that our cash and cash equivalents, marketable debt securities and funds available from our bank line of credit are not sufficient, we may choose to utilize or to seek other sources of financing. If we were to seek future equity financings, the terms may be dilutive to our stockholders and may contain restrictive covenants, which could limit our ability to pursue certain courses of action. It is possible that, should the need arise, we will not be able to obtain additional financing, or that the financing made available to us will not be on acceptable terms.

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

As a result of the uncertain economic conditions that have affected most technology sectors and the telecommunications sector in particular, over the past few years many of our customers have aggressively sought to increase efficiency in their supply chains and reduce their inventory levels. Additionally, the slowdown in the telecommunications industry and the resulting decrease in spending by companies in our target markets have reduced the rate of growth of data traffic and the use of the Internet, which are driving the convergence of data and telephony that we expect will give rise to demand for New Network applications. The economic downturn adversely affected our business and operating results for the first two quarters of 2003, and even more so for the years ended December 31, 2002 and 2001. While we believe the economic condition may be improving somewhat, if current economic conditions do not continue to improve or if they worsen, we may experience additional adverse effects on our revenue, net income and cash flow. For example, if the rate at which our customers order product decreases, it becomes more likely that our current inventories would be exposed to technological obsolescence, which would require us to reduce the value of those inventories on our balance sheet.

If we fail to compete successfully in the highly competitive telecommunications market, our revenue and profitability will suffer.

The market for telecommunications equipment is highly competitive. If we are unable to differentiate our products from existing and future offerings of our competitors, and thereby effectively compete in the market for telecommunications equipment, our operating results could be materially adversely affected. Many of our current and potential competitors have significantly greater selling and marketing, technical, manufacturing, financial and other resources than we have. We expect our current competitors to continue to improve the design and performance of their existing products and to introduce new products and enhancements with improved price and performance characteristics. Our product sales may be threatened by new technologies, products or market trends, and we may have to reduce the prices of our products to stay competitive. In addition, new competitors may emerge in the markets we serve. An acquisition of, or by, one of our competitors may result in a substantially strengthened competitor with greater financial, engineering, manufacturing, marketing and customer service and support resources than we have. If our current or future competitors enter into strategic relationships with leading manufacturers covering products similar to those sold or being developed by us, our ability to sell products to those manufacturers may be adversely affected.

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

Many of our customers, including the large OEMs on which we focus a significant portion of our sales and marketing efforts, have the technical and financial ability to design and produce components replicating or improving on the functionality of most of our products. These customers often consider in-house development of technologies and products as an alternative to doing business with us. We cannot guarantee that our existing or potential customers will do business with us, rather than attempting to develop similar technology and products internally or obtaining technology or products through acquisitions. We cannot be certain that we will be able to find customers to replace the revenue lost as a result of customers developing technologies or products in-house. Any such occurrence could have a material adverse effect on our business, financial condition or operating results.

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

The timely development of new or enhanced products is a complex and uncertain process. We intend to continue to invest significantly in product and technology development. We may experience design, manufacturing, marketing and other difficulties that could delay or prevent our development, introduction or commercialization of any new and enhanced products. We also may not be able to incorporate new technologies on a cost-effective or timely basis, which may result in unexpected expenses. We may not anticipate technological or market trends accurately or manage long development cycles successfully. We may be required to collaborate with third parties to develop products and may not be able to do so on a timely and cost-effective basis, if at all.

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

In addition, the rapidly emerging and evolving nature of the markets in which we and our customers compete may cause prospective customers to delay their purchase decisions as they evaluate new technologies and develop and implement new systems. During the period in which our customers are evaluating whether to place an order with us, we often incur substantial sales and marketing expenses, without any assurance of future orders or their timing. Even after a customer places an order, the timing of the development, introduction and implementation of our product is controlled by, and can vary significantly with the needs of, the customer. In some circumstances, the customer will not require the product for several months. This continuing uncertainty can complicate our planning processes and reduce the predictability of our earnings and cash flows.

Our business and operating results could be adversely affected by downturns in economic conditions in countries outside the United States and other risks associated with international operations.

Sales of our products to customers outside the United States accounted for 21% of our revenue in the six months ended June 30, 2004. We anticipate that international sales will continue to account for a significant portion of our revenue. We are subject to a number of risks as a result of our international sales, including:

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

In April 2004, we completed our acquisition of SnowShore, a provider of voice over IP communications infrastructure products for the media server and media firewall markets.  We may seek to acquire additional strategic complementary companies in the future. In addition to the difficulties we may face in identifying and consummating acquisitions, we will also be required to integrate and consolidate any acquired businesses or assets with our existing operations. Managing an acquired business entails numerous operational and financial risks, including difficulties in integrating disparate administrative, accounting and finance and information systems, difficulties in assimilating acquired operations and new personnel, diversion of management’s attention from other business concerns, and potential loss of key employees or customers of any acquired operations. Accordingly, we may be unable to successfully identify, consummate and integrate future acquisitions or operate acquired businesses profitably. If we are unable to integrate an acquired company successfully, our future growth may suffer, and our results of operations could be harmed.

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

In addition, we currently use independent manufacturers to manufacture printed circuit boards, chassis and subassemblies in accordance with our design and specification. Our reliance on independent manufacturers involves a number of risks, including the potential for inadequate capacity of, unavailability of, or interruptions in access to, process technologies and reduced control over delivery schedules, manufacturing yields and costs. If our manufacturers are unable or unwilling to continue manufacturing our components in required quantities or to our quality expectations, we will have to transfer manufacturing to acceptable alternative manufacturers that we have identified, which could result in significant delays in shipment of products to customers. Moreover, the manufacture of these components is extremely complex, and our reliance on the suppliers of these components exposes us to potential production difficulties and quality variations, which could negatively affect the cost and timely delivery of our products. We currently enter into purchase orders with independent manufacturers of materials based on forecasts of need, but have no guaranteed capacity arrangements with these manufacturers. Any significant interruption in the supply, or degradation in the quality, of any component could cause us to lose sales, incur additional costs and suffer harm to our reputation.

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

Laws and regulations governing telecommunications, electronic commerce and the Internet are emerging, but remain largely unsettled, even in the areas where there has been some legislative action. Regulation may focus on, among other things, assessing access or settlement charges, or imposing tariffs or regulations based on the characteristics and quality of products, either of which could restrict our business or increase our cost of doing business. Any changes to existing laws or the adoption of new regulations by federal or state regulatory authorities or any legal challenges to existing laws or regulations relating to the telecommunications industry could materially adversely affect the market for our products. Moreover, our value-added resellers or other customers may require us, or we may otherwise deem it necessary or advisable, to alter our products to address actual or anticipated changes in the regulatory environment. Our inability to alter our products or address any regulatory changes could have a material adverse effect on our business, financial condition or operating results.

Limitations on our ability to adequately protect our proprietary rights may prevent us from retaining our competitive advantage and negatively affect our future operating results.

Our success and ability to compete are dependent, in part, upon our proprietary technology. Taken as a whole, we believe our intellectual property rights are significant and any failure to adequately protect the unauthorized use of our proprietary rights could result in our competitors offering similar products, potentially resulting in loss of a competitive advantage and decreased revenue. We rely upon a combination of patents, trademark law, trade secret protections, copyright law and confidentiality agreements with consultants and third parties to protect our proprietary rights. In addition, we generally require each of our employees to execute a proprietary information agreement designed to protect our trade secrets, our inventions created in the course of employment with us and other proprietary information of our company. Notwithstanding our efforts, third parties may infringe or misappropriate our proprietary rights. Moreover, effective patent, trademark, copyright or trade secret protections may not be available in every country in which we operate or intend to operate to the same extent as the laws of the United States. Also, it may be possible for unauthorized third parties to copy or reverse engineer aspects of our products, develop similar technology independently or otherwise obtain and use information that we regard as proprietary. Furthermore, detecting unauthorized use of our proprietary rights is difficult. Litigation may be necessary to enforce our proprietary rights. Such litigation could result in the expenditure of significant financial and managerial resources and could have a material adverse effect on our future operating results.

Intellectual property claims against us can be costly and negatively affect our business.

In the telecommunications business, there is frequent litigation based on allegations of patent infringement. As the number of entrants in our market increases and the functionality of our products is enhanced and overlaps with the products of other companies, we may become subject to claims of infringement or misappropriation of the intellectual property rights of others. As a result, from time to time, third parties may claim exclusive patent or other intellectual property rights to technologies that we use. Although we believe that we do not face material liability related to infringement of the intellectual property of others, any claims asserting that our products infringe or may infringe proprietary rights of third parties, if determined adversely to us, could have a material adverse effect on our business, financial condition or operating results. Any claims, with or without merit, could be time-consuming, result in costly litigation, divert the efforts of our engineering and management personnel, cause delays in product shipments or require us to enter into royalty or licensing agreements, any of which could have a material adverse effect upon our operating results. In any legal action claiming patent infringement commenced against us, we cannot assure you that we would prevail given the complex technical issues and inherent uncertainties in patent litigation. In the event a claim against us was successful, and we could not obtain a license on acceptable terms or license a substitute technology or redesign to avoid infringement, we may be unable to market our affected products. This could have a material adverse effect on our business, financial condition and operating results.

Certain of our products depend upon the continued availability of licensed technology from third parties.

We currently license and will continue to license from third parties certain technology integral to certain of our products. For example, we have obtained licenses from third parties for software for certain of our voice and fax products. While we believe that much of this technology is available from multiple sources, any difficulties in acquiring third-party technology licenses, or integrating the related third-party technology into our products, could result in delays in product development or upgrades until equivalent technology can be identified, licensed and integrated.

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

Our success depends in large part upon the continued contributions of our key management, sales, marketing and engineering personnel, many of whom perform important functions and would be difficult to replace. If we lose one or more members of our senior management team our business and operating results would be harmed. We do not have employment contracts with our key personnel. There has been significant competition in our industry for qualified personnel, and, at times, we have experienced difficulty in recruiting qualified personnel. We may not be able to attract and retain the necessary personnel to accomplish our business objectives, and we may experience constraints that will adversely affect our ability to satisfy customer demand in a timely fashion or to support our customers and operations. Our inability to hire qualified personnel on a timely basis, or to retain our key personnel, could materially adversely affect our business, financial condition and operating results.

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

•                                          quarterly fluctuations in our revenue, which typically is lower in the third quarter due to customer summer vacation schedules, particularly in Europe, and to a lesser extent in the first quarter of each year;

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

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) as of June 30, 2004.  Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of June 30, 2004, our disclosure controls and procedures were (1) designed to ensure that material information relating to our company, including our consolidated subsidiaries, is made known to our chief executive officer and chief financial officer by others within those entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

(b) Changes in internal control over financial reporting.  ( currently discussing potential modifications to b)

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended June 30, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

Item 2.  Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

April 1 – April 30, 2004	—	$—	—	—
May 1 – May 31, 2004	86,000	9.93	86,000	914,000
June 1 – June 30, 2004	—	—	—	—
Total	86,000	$9.93	86,000	914,000

(1)                                  In October 2003, our board of directors authorized the repurchase of up to 1,000,000 shares of our common stock from time to time on the open market or in privately negotiated transactions.  The program expires in October 2004.

Item 4. Submission of Matters to a Vote of Security Holders

We held our 2004 annual meeting of stockholders on May 5, 2004. At the annual meeting, our stockholders were asked to consider proposals to:

•                  elect two Class III directors to serve for three-year terms;

•                  approve an amendment to our charter to increase the number of shares of authorized common stock by 40,000,000, from 40,000,000 to 80,000,000;

•                  approve an amendment to our 2001 stock option and incentive plan to increase the number of shares of common stock issuable under such plan by 750,000, from 1,500,000 to 2,250,000; and

•                  transact any other business properly presented at the meeting.

With regard to the election of two Class III directors, Robert G. Barrett and Eric R. Giler were nominated to serve until the 2007 annual meeting.  Our other directors whose terms of office continued after the annual meeting are as follows:  David L. Chapman (Class I director), David W. Duehren (Class I director), and W. Brooke Tunstall (Class II director).

At the annual meeting, by a vote of 10,901,729 votes of common stock in favor of Robert G. Barrett, a plurality of the eligible votes, and 984,635 votes withheld for Mr. Barrett, Mr. Barrett was elected as a Class III director. By a vote of 10,993,520 votes of common stock in favor of Eric R. Giler, a plurality of the eligible votes, and 892,844 votes withheld for Mr. Giler, Mr. Giler was elected as a Class III director.

In addition, at the annual meeting, by a vote of 11,057,194 votes in favor, representing in excess of a majority of the outstanding shares of common stock, with 789,248 votes against and 39,922 votes abstaining, the amendment to our charter to increase the number of shares of authorized common stock by 40,000,000, from 40,000,000 to 80,000,000, was approved.

Also at the annual meeting, by a vote of 4,015,740 votes in favor, 4,503,750 votes against, 393,719 votes abstaining, and 2,973,155 broker non-votes, the amendment to our 2001 stock option and incentive plan to increase the number of shares of common stock issuable under such plan by 750,000, from 1,500,000 to 2,250,000, was not approved.

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

3.5	Articles of Amendment to the Restated Articles of Organization of Brooktrout, Inc.

3.6

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

On April 9, 2004, we filed a current report on Form 8-K, dated April 5, 2004, reporting the completion of the acquisition of the outstanding capital stock of SnowShore Networks, Inc.

On April 21, 2004, we filed a current report on Form 8-K, dated April 21, 2004, furnishing under Item 12 our press release announcing financial results for the quarter ended March 31, 2004.

On June 18, 2004, we filed Amendment No. 1 to current report on Form 8-K/A, dated April 5, 2004, amending the current report on Form 8-K filed on April 9, 2004 to include the financial statements and pro forma information required by Items 7(a) and 7(b) of Form 8-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BROOKTROUT, INC.

Date: August 6, 2004	By:	/s/ ERIC R. GILER
Eric R. Giler President (Principal Executive Officer)

Date: August 6, 2004	By:	/s/ ROBERT C. LEAHY
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

3.5	Articles of Amendment to the Restated Articles of Organization of Brooktrout, Inc.

3.6

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