Form 10-Q
period 2004-09-30
BROOKTROUT INC
filed 2004-11-09
CIK 754516

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

OR

☐        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________.

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

As of October 29, 2004, 12,729,420 shares of common stock, $.01 par value per share, were outstanding.

BROOKTROUT, INC.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2004

TABLE OF CONTENTS

		Page
PART I FINANCIAL INFORMATION
Item 1.	Condensed Consolidated Financial Statements	1
	Unaudited Condensed Consolidated Balance Sheets as of September 30, 2004 and December 31, 2003	1
	Unaudited Condensed Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2004 and September 30, 2003	2
	Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss) for the Three and Nine Months Ended September 30, 2004 and September 30, 2003	3
	Unaudited Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2004 and September 30, 2003	4
	Notes to Unaudited Condensed Consolidated Financial Statements	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11
	Overview	11
	Application of Critical Accounting Policies	11
	Results of Operations	12
	Liquidity and Capital Resources	16
	Factors That May Affect Future Results	18
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	24
Item 4.	Controls and Procedures	25

PART II OTHER INFORMATION
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	26
Item 5.	Other Information	26
Item 6.	Exhibits	27
	Signatures	28
	Exhibit Index	29

“BROOKTROUT” and the “NEW NETWORK” are trademarks or registered trademarks of Brooktrout, Inc.

PART I FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

BROOKTROUT, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	September 30, 2004	December 31, 2003
Assets
Current assets:
Cash and cash equivalents	$30,722	$28,081
Marketable debt securities	22,277	27,869
Accounts receivable (less allowances for doubtful accounts and sales returns of $558 at September 30, 2004 and $843 at December 31, 2003)	9,351	10,232
Inventory	3,747	4,465
Income tax receivable	124	433
Deferred tax assets	4,028	3,830
Prepaid expenses and other current assets	2,129	2,354

Total current assets	72,378	77,264

Equipment and furniture, less accumulated depreciation	2,248	2,245
Deferred tax assets	14,402	9,413
Intangible assets, less accumulated amortization	5,866	5,909
Other assets, less accumulated amortization	2,072	1,748

Total assets	$96,966	$96,579
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$4,893	$5,350
Accrued expenses and other	6,095	5,128
Accrued compensation and commissions	2,394	2,405
Accrued warranty costs	1,325	1,138
Customer deposits	728	758

Total current liabilities	15,435	14,779

Deferred rent and other long-term liabilities	130	146

Total liabilities	15,565	14,925

Commitments and contingencies (Note 8)

Stockholders’ equity:
Preferred stock, $1.00 par value; authorized 100,000 shares; issued and outstanding, none	—	—
Common stock, $0.01 par value; authorized 80,000,000 shares at September 30, 2004 and 40,000,000 shares at December 31, 2003; issued 13,351,587 at September 30, 2004 and 12,937,019 at December 31, 2003	133	129
Additional paid-in capital	71,320	68,270
Accumulated other comprehensive loss	(141)	(45)
Notes receivable — officers	(9,845)	(9,845)
Retained earnings	24,622	26,942
Treasury stock, 348,237 shares at September 30, 2004 and 260,386 shares at December 31, 2003, at cost	(4,688)	(3,797)

Total stockholders’ equity	81,401	81,654
Total liabilities and stockholders’ equity	$96,966	$96,579

See notes to unaudited condensed consolidated financial statements.

BROOKTROUT, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Revenue	$20,369	$19,446	$58,255	$52,370

Costs and expenses:
Cost of product sold	6,345	6,680	18,619	19,280
Research and development	4,373	4,455	13,705	13,868
In-process research and development	—	—	2,490	—
Selling, general and administrative	9,141	7,503	25,970	22,337

Total costs and expenses	19,859	18,638	60,784	55,485

Operating income (loss)	510	808	(2,529)	(3,115)

Other income, net
Gain on sale of investment	—	499	—	499
Interest income, net and other	210	172	509	617
Total other income, net	210	671	509	1,116

Income (loss) before income taxes	720	1,479	(2,020)	(1,999)

Income tax provision (benefit)	295	562	300	(551)

Net income (loss)	$425	$917	$(2,320)	$(1,448)

Net income (loss) per common share:
Basic	$0.03	$0.07	$(0.18)	$(0.12)
Diluted	0.03	0.07	(0.18)	(0.12)
Weighted average shares outstanding:
Basic	13,002	12,325	12,960	12,298
Diluted	13,600	12,870	12,960	12,298

See notes to unaudited condensed consolidated financial statements.

BROOKTROUT, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF

COMPREHENSIVE INCOME (LOSS)

(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net income (loss)	$425	$917	$(2,320)	$(1,448)
Unrealized gains (losses) on marketable debt securities, net of applicable taxes	29	(11)	(83)	38
Foreign currency translation adjustments	(1)	—	(13)	—
Total other comprehensive income (loss)	28	(11)	(96)	38
Comprehensive income (loss)	$453	$906	$(2,416)	$(1,410)

See notes to unaudited condensed consolidated financial statements.

BROOKTROUT, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS

OF CASH FLOWS

(in thousands)

	Nine Months Ended September 30,
	2004	2003
Cash flows from operating activities:
Net loss	$(2,320)	$(1,448)
Adjustments to reconcile net loss to cash flows from operating activities:
In-process research and development	2,490	—
Depreciation and amortization	1,915	2,510
Amortization of purchased and licensed technology	599	516
Inventory obsolescence expense	277	599
Provision for doubtful accounts and sales returns	(73)	(185)
Deferred income taxes	212	—
Gain on sale of an investment	—	(499)
Increase (decrease) in cash from changes in:
Accounts receivable	1,139	488
Inventory	532	1,706
Prepaid expenses and other assets	337	4,959
Current and other liabilities	(279)	(907)

Cash flows from operating activities	4,829	7,739

Cash flows from investing activities:
Sales and maturities of marketable debt securities	22,162	7,956
Purchases of marketable debt securities	(16,698)	(24,826)
Acquisition of subsidiary, net of cash acquired	(8,255)	—
Expenditures for equipment and furniture	(823)	(419)
Purchased and licensed technology	(737)	—
Proceeds from the sale of an investment	—	499

Cash flows from investing activities	(4,351)	(16,790)

Cash flows from financing activities:
Exercises of stock options	3,017	211
Purchase of treasury stock	(854)	—

Cash flows from financing activities	2,163	211

Increase (decrease) in cash and cash equivalents	2,641	(8,840)
Cash and cash equivalents, beginning of period	28,081	23,685

Cash and cash equivalents, end of period	$30,722	$14,845

Supplemental schedule of cash flow information:
Tax refunds received	$321	$6,040
Tax payments	$125	$34
Non-cash activities:
Common stock received for exercise of stock options	$37	$36

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

(d) Revenue Recognition

Revenue from product sales is recognized upon shipment to the customer (which constitutes delivery), provided that persuasive evidence of an arrangement exists, the fee is fixed or determinable, and collection is reasonably assured. To the extent that one or more of these conditions are not met, which has occurred from time to time, revenue is deferred until such time as all four criteria are met. Revenue from sales to certain distributors is recognized on a “sell-through” basis, that is, when the distributors report to the Company that resale of the product to the ultimate customer of the distributor has occurred. If the Company receives a payment from a customer prior to meeting all of the revenue recognition criteria, the payment is recorded as a customer deposit or deferred revenue. The Company records a provision for estimated sales returns and allowances on product sales in the same period that the related revenue is recorded. These estimates are based on historical sales returns, analysis of credit memo data and other known factors.

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

BROOKTROUT, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Had the Company used the fair value method to measure compensation related to stock awards to employees, reported net loss and net loss per common share would have been as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share data)	2004	2003	2004	2003

Net income (loss), as reported	$425	$917	$(2,320)	$(1,448)
Stock-based compensation recorded	—	—	—	—
Pro forma stock-based compensation, net of tax	(1,832)	(1,232)	(4,314)	(3,431)

Net loss, pro forma	$(1,407)	$(315)	$(6,634)	$(4,879)

Basic and diluted net loss per common share, pro forma	$(.11)	$(.03)	$(.51)	$(.40)

Basic weighted average shares outstanding were used in calculating the pro forma net loss per common share in each of the periods presented since the use of diluted weighted average shares would have had an anti-dilutive effect.

For purposes of determining the disclosures provided above, the fair value of options on their grant date and grants made under the Company’s Employee Stock Purchase Plan (the “Purchase Plan”) are measured using the Black-Scholes option-pricing model. Key assumptions used to apply this pricing model were as follows:

	2004		2003
	Option Plan	Purchase Plan	Option Plan	Purchase Plan
Risk-free interest rate	3.6%	1.6%	3.0%	1.0%
Expected life (years)	5.6	0.5	5.4	0.5
Expected volatility of underlying stock	86%	84%	86%	49%

The estimated weighted average fair value of options granted during the three months ended September 30, 2004 and 2003 was $6.67 and $5.10, respectively.  The estimated weighted average fair value of options granted during the nine months ended September 30, 2004 and 2003 was $7.26 and $4.89, respectively.  The estimated weighted average fair value per share of grants made under the Purchase Plan during the nine months ended September 30, 2004 and 2003 was $2.42 and $0.70, respectively.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Weighted average shares for basic	13,002,000	12,325,000	12,960,000	12,298,000
Dilutive effect of stock options	598,000	545,000	—	—
Weighted average shares for diluted	13,600,000	12,870,000	12,960,000	12,298,000

         Stock options to purchase approximately 2,170,000 and 1,675,000 shares were excluded from the computation of diluted earnings per share in the three months ended September 30, 2004 and September 30, 2003, respectively, because of their anti-dilutive effect. Stock options to purchase approximately 4,140,000 and 3,920,000 shares were excluded from the computation of diluted earnings per share in the nine months ended September 30, 2004 and September 30, 2003, respectively, because of their anti-dilutive effect.

(g) Reclassifications

Certain amounts in the 2003 unaudited condensed consolidated financial statements have been reclassified to conform to the 2004 presentation.

BROOKTROUT, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

(in thousands)

Cash paid	$9,000
Acquisition-related costs	220
Total purchase price	$9,220

Cash and cash equivalents	$965
Accounts receivable	185
Inventory	91
Prepaid and other assets	36
Equipment and furniture	122
Intangible assets	930
Deferred tax assets, net of valuation allowances of $755	5,346
In-process research and development	2,490
Accounts payable, accrued expenses and other liabilities	(714)
Accrued compensation and commissions	(231)
Total	$9,220

Of the $0.9 million of acquired intangible assets, $0.7 million was assigned to patents (10-year weighted average useful life) and the remaining $0.2 million was assigned to completed technology, trademarks and customer lists (4-year weighted average useful life).

The Company recorded a charge of $2.5 million in the second quarter of 2004 for purchased in-process technology related to development projects that have not reached technological feasibility, have no alternative future use, and for which successful development was uncertain. The value of the purchased in-process research and development was computed by determining the present value of the project’s future economic benefits from future revenues net of anticipated costs and expenses.  A discount rate of 25% was used in this calculation and was derived based on the estimated weighted average cost of capital as adjusted to reflect the additional risk inherent in product development.  As of September 30, 2004 these projects were approximately 35% complete. The Company estimates that the projects will require an additional spending of $1.0 million to $1.3 million to complete, with an estimated completion date in 2005.  Some of the risks and uncertainties inherent in the estimated costs to complete, and the attainment of completion, include the difficulty of predicting the duration of product development and the risk that changes in the product requirements could result in unexpected redesign activity.

BROOKTROUT, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following pro forma financial summary is presented as if the acquisition of SnowShore was completed at the beginning of each period presented:

	Three Months Ended September 30,	Nine Months Ended September 30,
(in thousands, except per share data)	2003	2004	2003

Revenue	$19,885	$58,700	$53,465
Net income (loss)	$275	$(2,885)	$(4,165)
Net income (loss) per common share:
Basic	$0.02	$(0.22)	$(0.34)
Diluted	$0.02	$(0.22)	$(0.34)
Weighted average shares outstanding:
Basic	12,325	12,960	12,298
Diluted	12,870	12,960	12,298

The pro forma revenue, net income and basic and diluted income per common share for the three months ended September 30, 2004, are the same as the amounts reported in the unaudited condensed consolidated statements of operations for the period because the acquisition of SnowShore occurred on April 5, 2004.

3. Marketable Debt Securities

Marketable debt securities consisted of the following:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Market Value
	(in thousands)
September 30, 2004:
U.S. government notes and bonds	$9,587	$—	$(30)	$9,557
Corporate debt securities and foreign investments	12,780	—	(60)	12,720
	$22,367	$—	$(90)	$22,277

December 31, 2003:
U.S. government notes and bonds	$13,789	$22	$(2)	$13,809
Corporate debt securities and foreign investments	14,042	27	(9)	14,060

	$27,831	$49	$(11)	$27,869

Realized gains and losses from the sale of available-for-sale securities are determined on a specific identification basis.  Realized gains from the sale of marketable debt securities for the three and nine month periods ended September 30, 2004 were immaterial.  As of September 30, 2004 and December 31, 2003, the remaining maturities of debt securities ranged from one month to approximately two years.

4. Inventory

The components of inventory, net of reserves, consisted of the following:

	September 30, 2004	December 31, 2003
	(in thousands)
Raw materials	$778	$569
Work in process	639	373
Finished goods	2,330	3,523

Total	$3,747	$4,465

BROOKTROUT, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following is a rollforward of reserves provided for inventory obsolescence:

	Nine months ended September 30,
	2004	2003
	(in thousands)
Balance, beginning of the period	$4,379	$3,909
Provisions	277	599
Write offs	(1,425)	(421)
Other	29	—

Balance, end of period	$3,260	$4,087

Other changes in the reserves provided for inventory obsolescence relate to amounts recorded in connection with the acquisition of SnowShore (see Note 2).

5. Valuation and Qualifying Accounts

Allowances for doubtful accounts and sales returns:

The following is a rollforward of allowances provided for doubtful accounts and sales returns:

	Nine months ended September 30,
	2004	2003
	(in thousands)
Balance, beginning of the period	$843	$1,679
Provisions	(73)	(185)
Write offs	(182)	(108)
Recoveries	47	—
Rebate payments to customers	(150)	(183)
Other	73	—

Balance, end of period	$558	$1,203

Other changes in allowances provided for doubtful accounts and sales returns relate to amounts recorded in connection with the acquisition of SnowShore (see Note 2).

Accrued warranty costs:

The following is a rollforward of accrued warranty costs:

	Nine months ended September 30,
	2004	2003
	(in thousands)
Balance, beginning of the period	$1,138	$1,060
Provisions for claims	320	134
Claims incurred	(145)	(99)
Other	12	—

Balance, end of period	$1,325	$1,095

Other changes in accrued warranty costs relate to amounts recorded in connection with the acquisition of SnowShore (see Note 2).

6. Stockholders’ Equity

On October 16, 2003, the Company’s Board of Directors authorized the repurchase of up to 1,000,000 shares of the Company’s common stock from time to time on the open market or in privately negotiated transactions. Under the program, which expired on October 15, 2004, the Company repurchased 86,000 shares of common stock on the open market for approximately $0.9 million during the second quarter of 2004. No additional shares were repurchased in the three months ended September 30, 2004. The Company plans to use the repurchased shares for general corporate purposes.

BROOKTROUT, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

7. Segment Reporting

The Company’s operations consist of one reportable segment.

Major Customers—The Company has one customer that generates more than 10% of total revenue. This customer accounted for approximately 18% and 20% of revenue for the three month periods ended September 30, 2004 and 2003, respectively. For the nine month periods ended September 30, 2004 and 2003, the customer accounted for approximately 16% and 17% of revenue, respectively.

International Sales—International sales, principally exports from the United States, accounted for approximately 18% and 19% of revenue for the three months ended September 30, 2004 and 2003, respectively. For the nine months ended September 30, 2004 and 2003, international sales accounted for approximately 20% and 22% of revenue, respectively.

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

9. Subsequent Events

On October 20, 2004, the Company’s Board of Directors authorized the repurchase of up to 1,000,000 shares of the Company’s common stock from time to time on the open market or in privately negotiated transactions. Under the program, shares may be repurchased prior to October 19, 2005 in such amounts as market conditions warrant and subject to regulatory and other considerations. The Company plans to use the repurchased shares for general corporate purposes. As of November 9, 2004, the Company has repurchased 282,100 shares of common stock on the open market for approximately $2.5 million under the new program.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our condensed consolidated financial statements and the related notes appearing elsewhere in this Quarterly Report and in our Annual Report on Form 10-K for the year ended December 31, 2003. The following discussion contains forward-looking statements that involve known and unknown risks and uncertainties, including those set forth below under “Factors That May Affect Future Results.”

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

The most significant trend that has impacted our business has been the unfavorable economic conditions affecting the communications sector. This resulted in a decrease in our revenue from 2000 to 2002.  Furthermore, we experienced revenue decreases for the first two quarters of 2003 when compared to the corresponding quarters of 2002.  Sales of products, particularly for applications in the New Network, to OEMs for use by large service providers declined most significantly over these periods. In response to the revenue decreases, we have implemented expense control programs to reduce operating expenses, while we have continued to invest in developing products that we believe our customers will need when the economy further improves. We believe that the economic conditions in our industry generally have begun, at least temporarily, to improve and that this improvement was reflected in our revenue for the first three quarters of 2004, which exceeded the revenue in the corresponding quarters of 2003. We currently expect the revenue for the fourth quarter of 2004 to be slightly lower than the revenue for the corresponding quarter of 2003.

On April 5, 2004, we completed our acquisition of the outstanding capital stock of SnowShore Networks, Inc., or SnowShore, for approximately $9.2 million in cash.  SnowShore, now our wholly owned subsidiary, is a provider of leading-edge voice over IP communications infrastructure products for the media server and media firewall markets.

Despite (i) the general economic conditions; (ii) our $9.2 million acquisition of SnowShore in April 2004; and (iii) our repurchase of $0.9 million in stock in May 2004, our cash and cash equivalents and marketable debt securities balances increased $11.2 million from $41.8 million at December 31, 2002 to $53.0 million at September 30, 2004. This was accomplished primarily through cash flow from operations, bolstered by income tax refunds, operating expense reductions, and inventory reductions.  If economic conditions do not continue to improve or if they weaken again, we may experience adverse effects on our business, operating results, and cash and cash equivalents and marketable debt securities balances.

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

Results of Operations

The table below sets forth certain condensed consolidated statements of operations data as a percentage of total revenue for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Domestic revenue	82%	81%	80%	78%
International revenue, principally export	18	19	20	22
Total revenue	100	100	100	100
Cost of product sold	31	34	32	37
Gross profit	69	66	68	63
Operating expenses:
Research and development	21	23	23	26
In-process research and development	—	—	4	—
Selling, general and administrative	45	39	45	43
Total operating expenses	66	62	72	69
Operating income (loss)	3	4	(4)	(6)
Other income, net	1	4	1	2
Income (loss) before income taxes	4	8	(3)	(4)
Income tax provision (benefit)	2	3	1	(1)
Net income (loss)	2%	5%	(4)%	(3)%

Revenue

Three Months Ended September 30, 2004 and 2003

The following table presents our domestic and international revenue:

	Three Months Ended September 30,
	2004		2003
	(dollars in thousands)
Domestic revenue	$16,714	82%	$15,768	81%
International revenue, principally export	3,655	18	3,678	19

Total revenue	$20,369	100%	$19,446	100%

Revenue in the three months ended September 30, 2004 was $20.4 million compared to $19.5 million in the corresponding period of 2003, an increase of approximately 5%.  This increase was the result of increased sales to domestic value-added resellers and enterprise customers.  Many of our customers resumed spending on communications equipment, which had slowed in 2001, 2002, and early 2003.  International revenue in the three months ended September 30, 2004 was similar to the corresponding period of 2003 as decreased sales to European customers of $0.3 million was offset by a $0.2 million increase in sales to Pacific Rim customers, due primarily to our establishment of a direct sales operation in Japan.  The $0.3 million decrease in sales to European customers is net of a $0.1 million increase in revenue due to favorable foreign currency exchange rates for European sales.  During the three months ended September 30, 2004, revenue from enterprise customers accounted for approximately 86% of total revenue, as compared to 83% of total revenue for the three months ended September 30, 2003.  The remaining revenue was attributable to sales to service provider customers.

In the three months ended September 30, 2004, a total of 29 of our customers each purchased over $100,000 of products, in aggregate representing 75% of total revenue for the quarter.  In the three months ended September 30, 2003, a total of 34 of our customers each purchased over $100,000 of products, in aggregate representing approximately 76% of total revenue for the quarter.  Total customers in the third quarter of 2004 increased to a total of 359 from a total of 322 in the third quarter of 2003, primarily due to an increase in the number of customers that purchased $10,000 or less in the quarter.  Revenue from one customer accounted for 18% of total revenue in the three months ended September 30, 2004, compared to 20% in the corresponding period of 2003.  We expect that revenue from this customer will be greater than 10% of total revenue for 2004.

Nine Months Ended September 30, 2004 and 2003

The following table presents our domestic and international revenue:

	Nine Months Ended September 30,
	2004		2003
	(dollars in thousands)
Domestic revenue	$46,655	80%	$40,911	78%
International revenue, principally export	11,600	20	11,459	22

Total revenue	$58,255	100%	$52,370	100%

Revenue in the nine months ended September 30, 2004 was $58.3 million compared to $52.4 million in the corresponding period of 2003, an increase of approximately 11%.  This increase was again primarily the result of increased sales to domestic OEMs, value-added resellers and enterprise customers.  In comparison to the nine months ended September 30, 2003, international revenue for the corresponding period of 2004 increased by $0.1 million.  This was the result of increased sales to Pacific Rim customers of $1.1 million due primarily to our establishment of a direct sales operation in Japan and increased sales to Central and Latin American customers of $0.1 million. These increases were offset by a $1.1 million decrease in sales to our European customers.  The $1.1 million decrease in sales to European customers is net of a $0.2 million increase in revenue due to favorable foreign currency exchange rates for European sales.  During the nine months ended September 30, 2004, revenue from enterprise customers accounted for approximately 85% of total revenue, as compared to 81% of total revenue for the nine months ended September 30, 2003.  The remaining revenue was attributable to sales to service provider customers.

In the nine months ended September 30, 2004, a total of 73 of our customers each purchased over $100,000 of products, in aggregate representing 86% of total revenue for the nine month period.  In the nine months ended September 30, 2003, a total of 74 of our customers each purchased over $100,000 of products, in aggregate representing approximately 85% of total revenue for the nine month period.  Total customers in the nine months ended September 30, 2004 decreased to a total of 549 from a total of 636 in the nine months period ended September 30, 2003, primarily due to a decline in the number of customers that purchased $10,000 or less in the period.  Revenue from one customer accounted for 16% of total revenue in the nine months ended September 30, 2004, compared to 17% in the corresponding period of 2003. We expect that revenue from this customer will be greater than 10% of total revenue for 2004.

Cost of Product Sold and Gross Profit

Three Months Ended September 30, 2004 and 2003

The following table presents cost of product sold and gross profit information:

	Three Months Ended September 30,
	2004	2003
	(dollars in thousands)
Cost of product sold	$6,345	$6,680
Gross profit	$14,024	$12,766
Gross profit percentage	69%	66%

The decrease in cost of product sold in the three months ended September 30, 2004, compared to the corresponding period in 2003, was the result of changes in product mix as a result of increased sales of our digital fax products and reduced manufacturing and inventory obsolescence expenses.  Our manufacturing expenses in the third quarter decreased by $0.1 million due to reduced warehouse operating expenses.  Our inventory obsolescence expense in the third quarter of 2004 also decreased by $0.1 million relative to the same period of 2003.  Our change in product mix to higher margin products contributed to a significant improvement in the gross profit percentage in the third quarter of 2004, compared to the third quarter of 2003.  The gross profit percentage in the fourth quarter of 2004 is expected to be between 67% and 68%.

Nine Months Ended September 30, 2004 and 2003

The following table presents cost of product sold and gross profit information:

	Nine Months Ended September 30,
	2004	2003
	(dollars in thousands)
Cost of product sold	$18,619	$19,280
Gross profit	$39,636	$33,090
Gross profit percentage	68%	63%

The decrease in cost of product sold in the nine months ended September 30, 2004, compared to the corresponding period in 2003, was the result of changes in product mix as a result of increased sales of our digital fax products and reduced inventory obsolescence and manufacturing expenses.  Our inventory obsolescence expense decreased by $0.3 million in the nine months ended September 30, 2004 relative to the same period of 2003 primarily due to reduced reserve requirements for inventory on hand.  Our manufacturing expenses decreased by $0.3 million in the nine months ended September 30, 2004 relative to the same period of 2003, primarily due to reduced salaries and employee-related expenses and decreased warehouse supplies purchases.  Our change in product mix to higher margin products contributed to a significant improvement in the gross profit percentage in the nine months ended September 30, 2004, compared to the corresponding period of 2003.

Operating Expenses

Three Months Ended September 30, 2004 and 2003

The following table presents our operating expenses:

	Three Months Ended September 30,
	2004	2003
	(in thousands)
Research and development	$4,373	$4,455
Selling, general and administrative	9,141	7,503

Total operating expenses	$13,514	$11,958

Research and development expense

Research and development expense represented 21% of revenue in the third quarter of 2004, compared with 23% of revenue in the third quarter of 2003. The slight decrease in research and development expense in the third quarter of 2004 relative to the corresponding period of 2003 was primarily the result of reduced expenses for new product prototypes and compliance testing fees.  Our continuing development efforts are focused on hardware and software for traditional telephone, or TDM, and IP media processing products (voice, video, fax and data), network interface products, call control products and signal processing products.  Research and development expense for the fourth quarter of 2004 is expected to be approximately 20% to 22% of revenue.

Selling, general and administrative expense

Selling, general and administrative expense represented 45% of revenue in the three months ended September 30, 2004, compared with 39% of revenue in the corresponding period of 2003.  The $1.6 million increase in selling, general and administrative expense in the third quarter of 2004 relative to the corresponding period of 2003 was primarily the result of a $1.4 million increase in legal and audit expenses.  The legal expense increase was related to litigation and other legal matters costs.  The audit expense increase was due to fees associated with Sarbanes Oxley compliance and other non-audit services.  In addition, expenses increased by $0.3 million related to establishing our Japan operation in December 2003. These increase were offset by a decrease in depreciation and amortization expense of $0.1 million.  Selling, general and administrative expense for the fourth quarter of 2004 is expected to be approximately 41% to 44% of revenue.

Nine Months Ended September 30, 2004 and 2003

The following table presents our operating expenses:

	Nine Months Ended September 30,
	2004	2003
	(in thousands)
Research and development	$13,705	$13,868
In-process research and development	2,490	—
Selling, general and administrative	25,970	22,337

Total operating expenses	$42,165	$36,205

Research and development expense

Research and development expense represented 23% of revenue in the nine months ended September 30, 2004, compared with 26% of revenue in the corresponding period of 2003. The $0.2 million decrease in research and development expense in the nine months ended September 30, 2004 relative to the corresponding period of 2003 was primarily the result of reduced depreciation expense.  Our continuing development efforts are focused on hardware and software for traditional telephone, or TDM, and IP media processing products (voice, video, fax and data), network interface products, call control products and signal processing products.

In-process research and development

In the nine months ended September 30, 2004, we recorded a charge of $2.5 million for purchased in-process technology related to development projects that have not reached technological feasibility, have no alternative future use, and for which successful development was uncertain. The value of the purchased in-process research and development was computed by determining the present value of the project’s future economic benefits from future revenues net of anticipated costs and expenses.  A discount rate of 25% was used in this calculation and was derived based on the estimated weighted average cost of capital as adjusted to reflect the additional risk inherent in product development.  As of September 30, 2004 the project was approximately 35% complete. We estimate that the projects will require an additional spending of $1.0 million to $1.3 million to complete, with an estimated completion date in 2005.  Some of the risks and uncertainties inherent in the estimated costs to complete, and the attainment of completion, include the difficulty of predicting the duration of product development and the risks that changes in the product requirements could result in unexpected redesign activity.

Selling, general and administrative expense

Selling, general and administrative expense represented 45% of revenue in the nine months ended September 30, 2004, compared with 43% of revenue in the corresponding period of 2003.  The $3.6 million increase in selling, general and administrative expense in the nine months ended September 30, 2004 relative to the corresponding period of 2003 was primarily due to the increases in legal, audit, and other professional fees of $1.8 million, expense increases related to our new Japan sales operation of $1.0 million, and increases in SnowShore employee salary expense and sales commission expense, due to higher revenue, totaling $0.8 million, offset by decreases in depreciation and amortization expenses of $0.5 million.  The legal expense increase discussed above was related to litigation and other legal matters costs.  The audit expense increase was due to fees associated with Sarbanes Oxley compliance and other non-audit services.

Other Income, Net

Three Months Ended September 30, 2004 and 2003

Other income, net, was $0.2 million for the three months ended September 30, 2004 and $0.7 million for the three months ended September 30, 2003.  During the three months ended September 30, 2003, we had a gain on the sale of an investment of $0.5 million from the sale of 0.1 million shares of Network Engines, Inc. common stock acquired from the exercise of stock purchase warrants.  During the three months ended September 30, 2004, we had no such gains from the sale of investments.

Nine Months Ended September 30, 2004 and 2003

Other income, net, was $0.5 million for the nine months ended September 30, 2004 and $1.1 million for the nine months ended September 30, 2003.  During the three months ended September 30, 2003, we had a gain on the sale of an investment of $0.5 million from the sale of 0.1 million shares of Network Engines, Inc. common stock acquired from the exercise of stock purchase warrants.  During the nine months ended September 30, 2004, we had no such gains from the sale of investments.

Income Tax Provision (Benefit)

The following tables presents our income tax provision (benefit) and effective tax rates for the three months and nine months ended September 30, 2004 and 2003:

	Three Months Ended September 30,
	2004	2003
	(dollars in thousands)
Income tax provision	$295	$562
Effective tax rate	41%	38%

	Nine Months Ended September 30,
	2004	2003
	(dollars in thousands)
Income tax provision (benefit)	$300	$(551)
Effective tax rate (reflecting provision (benefit))	15%	(28)%

Three and Nine Months Ended September 30, 2004 and 2003

We recorded an income tax provision of $0.3 million in the three months ended September 30, 2004, compared with an income tax provision of $0.6 million in the three months ended September 30, 2003, resulting in effective tax rates of 41% and 38%, respectively.  We recorded an income tax provision of $0.3 million in the nine months ended September 30, 2004, compared with an income tax benefit of $0.5 million in the nine months ended September 30, 2003. The effective tax rate for the nine months ended September 30, 2004 differs from the statutory rate as a result of the non-deductibility of the purchased research and development charge recorded in conjunction with the SnowShore acquisition, the disproportionate relationship between permanent taxable items and our forecasted pre-tax income (loss).  Excluding the impact of the SnowShore in-process research and development charge, which is not deductible for tax purposes due to the nature of the acquisition transaction, the effective tax rate for the nine months ended September 30, 2004 is 64% and the anticipated annual effective tax rate is 46%. The current quarter provision included a $0.3 million provision to reflect the change in the anticipated annual effective tax rate since the last quarter.

Liquidity and Capital Resources

Cash flows for the nine months ended September 30, 2004 and 2003

Cash flows from operating activities were $4.8 million in the nine months ended September 30, 2004. This primarily resulted from non-cash expenses exceeding our net loss, along with a decrease in accounts receivable and inventory, offset by a decrease in current liabilities.  Cash flows from operating activities were $7.7 million in the nine months ended September 30, 2003. This primarily resulted from income tax refunds of $6.0 million, which were classified as other current assets and reductions in inventory offset by a decrease in current liabilities.

Cash flows from investing activities was $4.4 million in the nine months ended September 30, 2004.  This primarily resulted from the net decrease in cash of $8.3 million as a result of the SnowShore acquisition, net sales of marketable debt securities of $5.5 million, expenditures for capital equipment of $0.8 million and the purchase and license of technology for $0.7 million to be used in the development of new products and the modification of existing products.  Cash flows from investing activities was $16.8 million in the nine months ended September 30, 2003. This primarily resulted from net purchases of marketable debt securities of $16.9 million and expenditures for capital equipment of $0.4 million.

Cash flows from financing activities was $2.2 million in the nine months ended September 30, 2004.  This was attributable to proceeds from the sale of common stock issued under our employee stock option plans of $3.0 million offset by $0.9 million for the repurchase of 86,000 shares of our common stock.  Cash flows from financing activities was $0.2 million in the nine months ended September 30, 2003, all of which was attributable to proceeds from the sale of common stock under our employee stock option plans.

Contractual Obligations and Capital Expenditures

The following table presents our future contractual obligations and commercial commitments as of September 30, 2004:

	Total	Remainder of 2004	2005	2006	2007	2008	Thereafter
	(in thousands)
Operating leases	$4,916	$725	$2,170	$935	$360	$360	$366

We have operating lease commitments for our primary office and manufacturing facilities that expire between 2005 and 2006. We lease office space for sales and support functions that expire beyond 2006.  Certain lease agreements require us to pay all of the building’s taxes, insurance and maintenance costs.  During the third quarter of 2004, we entered into a five year lease for office space in Japan. In addition, we terminated a lease for office space in Massachusetts that was originally scheduled to expire on March 14, 2005.

We have a remaining commitment of approximately $0.4 million related to the acquisition of certain technology. The timing of this payment is subject to the completion of certain additional functionality by the seller, however, we expect to make this payment in the first quarter of 2005. We currently have no material commitments for additional capital expenditures.

We have certain inventory purchase commitments that are part of the ordinary course of business in which the product delivery dates range from one month to five months into the future. We do not expect these short-term commitments to have a material impact on our financial results.

Cash and Cash Liquidity Position

The following table presents our cash and liquidity position as of September 30, 2004 and December 31, 2003:

	September 30, 2004	December 31, 2003
	(dollars in thousands)
Cash and cash equivalents	$30,722	$28,081
Marketable debt securities	22,277	27,869
Total	$52,999	$55,950

Working capital	$56,943	$62,485
Quick ratio	4.0	4.5
Maximum available line of credit	$5,000	$5,000

Cash and cash equivalents and marketable debt securities decreased to $53.0 million as of September 30, 2004 from $56.0 million as of December 31, 2003, primarily due to the net decrease in cash of $8.3 million as a result of the SnowShore acquisition and stock repurchase transactions of $0.9 million, offset by the cash flows from operations of $4.8 million and proceeds from the sale of common stock issued under our employee stock option plans of $3.0 million.  Working capital decreased by $5.5 million from December 31, 2003 to September 30, 2004 for the same reasons.

Our quick ratio decreased from 4.5 at December 31, 2003 to 4.0 at September 30, 2004, due primarily to the SnowShore acquisition and stock repurchase activity mentioned above and the impact on our cash position. Quick ratio consists of the total of cash and cash equivalents, marketable debt securities, and accounts receivable divided by current liabilities, and is an indicator of a company’s ability to meet short-term financial obligations.

We have a $5.0 million working capital line of credit available from a commercial bank. Any borrowings would bear interest at the lender’s prime rate. The line of credit is secured by a pledge of substantially all of our assets. Availability of funds under this line of credit is subject to compliance with certain financial covenants relating to our quick ratio, minimum tangible net worth, and other standard reporting requirements. As of September 30, 2004, letters of credit issued against the existing line totaled $1.0 million, representing the collateral required for certain lease obligations. Other than the issuance of letters of credit and the use of the credit line to secure immaterial foreign currency forward contracts, there have been no borrowings under the line during the past three years. The line of credit expires on July 29, 2005.

In the nine months ended September 30, 2004, we repurchased 86,000 shares of our common stock for approximately $0.9 million under a stock repurchase program that was authorized by our Board of Directors and that began on October 16, 2003 and expired on October 15, 2004.  On October 20, 2004, our Board of Directors authorized a new program for the repurchase of up to 1,000,000 shares of our common stock from time to time on the open market or in privately negotiated transactions subject to regulatory and other considerations.  This program is being funded by our existing and future cash and cash equivalents and marketable debt securities balances and will expire on October 19, 2005.  As of November 9, 2004, we have repurchased 282,100 shares of common stock under the new program for approximately $2.5 million.

We believe that our cash and cash equivalents and marketable debt securities are likely to meet our needs for the foreseeable future.  Though we do not expect to make any major capital expenditures in the remainder of 2004, we are always looking for opportunities to expand our business, which could include acquisitions or organic expansion into new markets.  In April 2004, we used approximately $8.3 million, net of cash acquired, to purchase the outstanding stock of SnowShore.  If we find that our cash and cash equivalents, marketable debt securities and funds available from our bank line of credit are not sufficient, we may choose to utilize or to seek other sources of financing. If we were to seek future equity financings, the terms may be dilutive to our stockholders and may contain restrictive covenants, which could limit our ability to pursue certain courses of action. It is possible that, should the need arise, we will not be able to obtain additional financing, or that the financing made available to us will not be on acceptable terms.

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

The telecommunications hardware and software market is characterized by:

•                                          rapid technological advances;

•                                          evolving industry standards;

•                                          changes in customer requirements;

•                                          changes in product life cycles, including the shortening life cycle of products in the market;

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

Sales of our products to customers outside the United States accounted for 20% of our revenue in the nine months ended September 30, 2004. We anticipate that international sales will continue to account for a significant portion of our revenue. We are subject to a number of risks as a result of our international sales, including:

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

In addition, most countries require technical approvals from their telecommunications regulatory agencies for products that operate in conjunction with the local telephone system. Obtaining these approvals is generally a prerequisite for sales in a given jurisdiction. Obtaining requisite approvals takes from two months to a year or more depending on the product and the jurisdiction. In addition, obtaining these requisite approvals may require modifications to our products. These or other factors may limit our ability to sell our products in other countries, which could have a material adverse effect on our business, financial condition and operating results.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We invest in marketable debt securities, consisting of U.S. government notes and bonds, certificates of deposit, and corporate debt securities, that expose us to market risk from changes in interest rates.  As of September 30, 2004, and December 31, 2003, we estimate that a 1% increase in the effective interest rates would reduce the carrying value of our marketable debt securities by approximately $0.1 million and $0.2 million, respectively.  The change in exposure of a 1% change from December 31, 2003 to September 30, 2004 is the result of a lower marketable debt securities balance and shorter average portfolio duration.

Our operations in international markets exposes us to market risk from changes in foreign currency exchange rates. Our exposure to market risk from changes in foreign currency exchange rates as of September 30, 2004 has not changed materially from our exposure at December 31, 2003.

Please refer to our Annual Report on Form 10-K for the year ended December 31, 2003 for more information on market risks related to changes in interest rates and foreign currency exchange rates.

Item 4. Controls and Procedures

(a) Evaluation of disclosure controls and procedures.

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) as of September 30, 2004.  Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of September 30, 2004, our disclosure controls and procedures were (1) designed to ensure that material information relating to our company, including our consolidated subsidiaries, is made known to our chief executive officer and chief financial officer by others within those entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

(b) Changes in internal control over financial reporting.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended September 30, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

In October 2003, our Board of Directors authorized the repurchase of up to 1,000,000 shares of our common stock from time to time on the open market or in privately negotiated transactions.  There were no shares repurchased under this program during the quarter ended September 30, 2004.  This program expired on October 15, 2004.  On October 20, 2004, our Board of Directors approved a new repurchase plan authorizing the repurchase of up to 1,000,000 shares of the Company’s common stock from time to time on the open market or in privately negotiated transactions. The new repurchase program expires on October 19, 2005.

Item 5. Other Information

On September 24, 2004, we granted non-qualified options to purchase shares of our common stock to the following executive officers for the indicated number of shares: Eric R. Giler, President, 109,000 shares; Robert C. Leahy, Vice President of Finance and Operations and Treasurer, 84,000 shares; Heather J. Magliozzi, Vice President of Corporate Marketing, 57,000 shares; and Ronald J. Bleakney, Senior Vice President of Worldwide Sales, 40,000 shares.

In connection with these option grants, we entered into non-qualified stock option agreements on September 24, 2004 with each executive officer named above.  These non-qualified stock option agreements should have been reported on a Current Report on Form 8-K under Item 1.01, Entry into a Material Definitive Agreement.

Pursuant to the terms of the non-qualified stock option agreements, each option vests in four equal annual installments beginning on September 24, 2004 and has an exercise price of $9.30 per share.  The agreements also provide for acceleration of vesting upon certain changes in control of our company.  A form of these agreements is attached as an exhibit to this Quarterly Report on Form 10-Q.

Item 6. Exhibits

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

10.1

Form of Non-Qualified Stock Option Agreement entered into by Brooktrout, Inc. and various executive officers on September 24, 2004 pursuant to the Brooktrout, Inc. Amended and Restated 1992 Stock Incentive Plan.

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

BROOKTROUT, INC.

Date: November 9, 2004	By:	/s/ ERIC R. GILER
Eric R. Giler President (Principal Executive Officer)

Date: November 9, 2004	By:	/s/ ROBERT C. LEAHY
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

10.1

Form of Non-Qualified Stock Option Agreement entered into by Brooktrout, Inc. and various executive officers on September 24, 2004 pursuant to the Brooktrout, Inc. Amended and Restated 1992 Stock Incentive Plan.

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