Form 10-K
period 2004-12-31
BROOKTROUT INC
filed 2005-03-16
CIK 754516

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark one)
	☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2004
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

        On June 30, 2004 (the last business day of the registrant's most recently completed second fiscal quarter), the aggregate market value of the voting and non-voting common equity held by nonaffiliates of the registrant was approximately $129.9 million, based on the last reported sale price of $10.82 of the registrant's common stock on the Nasdaq National Market. Shares of voting stock held by each officer and director have been excluded in that such persons may be deemed to be affiliates.

        As of January 31, 2005, 12,788,229 shares of common stock, $.01 par value per share, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

        Portions of the registrant's definitive Proxy Statement relating to the Annual Meeting of Stockholders to be held on May 5, 2005 will be incorporated by reference into Part III, Items 10, 11, 12, 13 and 14, of this Form 10-K. A copy of the Proxy Statement will be available at no cost from the registrant's Investor Relations department at (781) 449-4100.

BROOKTROUT, INC.
ANNUAL REPORT ON FORM 10-K
YEAR ENDED DECEMBER 31, 2004

        "Brooktrout," "Brooktrout Technology," "RealBLOCs," and "TruFax" are our registered trademarks, and "New Network," "NS301," "NS700," "Partner Access Network Program," "TR1034," "TR1000," "TR114," "Vantage" and "SnowShore Media Server" are our trademarks. This report also includes trademarks, service marks and trade names of other companies.

PART I

Item 1. Business

Overview

        We develop software and hardware platforms that original equipment manufacturers, or OEMs, developers, network operators and corporate information technology managers build into their communications systems. Customers incorporate our products into applications, systems and services that allow voice, fax and data to be distributed over both Internet protocol, or IP, packet-based networks, which we refer to as the New Network, and the traditional circuit-switched telephone network. We supply products for media processing, network interface, call control and signal processing, including protocols that allow Internet and traditional telephony systems to communicate. Our strategy is to partner with our customers and collaborate closely with them to accelerate their delivery of new applications and services, help increase their existing business, and expand into new markets.

        In the 1980s, we delivered technology capable of digitally recording, storing and playing voice messages using a computer connected to the telephone. In the 1990s, we introduced multi-channel fax boards, combined fax and voice processing on a single board, and provided fax application development tools under UNIX and Microsoft Windows NT. We also received U.S. patents relating to fax-on-demand document retrieval and the use of direct inward dialing telephone service with fax message systems. Since 2000, we have introduced new, open systems products in support of market growth areas such as Voice over IP, or VoIP, automatic speech recognition, and unified communications, and have received a U.S. patent relating to voice detection in audio signals to aid in speech recognition applications. In April 2004, we completed our acquisition of all of the outstanding capital stock of SnowShore Networks, Inc., or SnowShore, a provider of Voice over IP communications infrastructure products for the media server market.

        The evolution of the world's communications systems has resulted in the convergence of the traditional telephone network and the IP network. This converged communication system—which we call the New Network—has created important market opportunities for us. Effective electronic communication over the New Network depends upon network infrastructure technology that weaves together the many existing, disparate systems and applications with new and emerging technologies. We develop the core technology that connects the telephone network to the data network in three key markets: fax, enterprise voice and carrier enhanced services. Network interfaces, call control and signal processing are critical to the proper functioning of any communications system. These capabilities span our entire product line and provide the intelligence by which telephone calls are established, managed and terminated.

        We were incorporated in Massachusetts in 1984 and we changed our name from Brooktrout Technology, Inc. to Brooktrout, Inc. in 1999. We maintain a website with the address www.brooktrout.com. We are not including the information contained on our website as a part of, or incorporating it by reference into, this report. We make available free of charge through our website our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and amendments to those reports, as soon as reasonably practicable after we electronically file them with the SEC. Please see our financial statements included in Item 8, "Financial Statements and Supplementary Data," for information about our operating results and financial condition, including information as to our revenues, net income (loss) and total assets.

Principal Markets and Products

  Markets

        Our products provide enabling technology in three key markets—fax, enterprise voice and carrier enhanced services.

  Fax

        Fax refers to multi-user, computer-based fax systems that are deployed by enterprises and service providers to streamline business processes, enhance worker productivity, and offer sophisticated faxing capabilities to small-office and home-office based individuals. These systems, usually called fax servers, are capable of communicating with traditional fax machines, and with computer networks and applications. Fax servers using our enabling technology also include specialized software offered by our customers. In office environments, fax servers allow workers to send fax documents directly from their originating desktop applications, and to receive faxes through their e-mail inbox. Fax servers can also integrate directly with business applications to automatically generate faxes of documents such as purchase orders, financial trade confirmations, and patient medical records. Service providers use fax servers to offer outsourced high-volume faxing capability to corporations, or Internet-based "virtual fax machines" to individuals.

        Faxing is a traditional form of communication, but several factors combine to spur demand for multi-user computer-based fax systems in which Brooktrout's products are used. Business regulations such as the Health Insurance Portability and Accountability Act of 1996, or HIPAA, and the Sarbanes-Oxley Act of 2002, or Sarbanes-Oxley, have expanded the need for secure, verifiable communications. When faxing is the preferred method of communication, computer-based fax systems are capable of maintaining a permanent, searchable record of content, destinations, as well as faxes sent and received. Faxing is a component of business process automation and document management systems. As a result, upgrades of these essential business systems often result in purchases of related fax board servers. New technologies and standards are also creating demand for new fax systems to replace the installed base. The transition of many company voice networks to VoIP requires migration to IP-connected fax systems that comply with the T.38 fax over IP standard. Also, companies are replacing older low-speed fax systems with newer high-speed V.34-capable equipment. The popularity of Internet e-mail has also created a market for fax-to-email or Internet fax services that rely on computer-based fax systems.

        We believe we are the worldwide market leader of intelligent fax boards. The market for fax technology is growing due to continued e-mail usage and the desire to connect faxes with e-mail. We offer open, scalable platforms to independent software vendors and fax application system developers. Our platforms integrate with e-mail, enterprise resource planning, customer relationship management, document management and imaging applications.

  Enterprise Voice

        The enterprise voice market consists of voice and telephony-related applications that enterprises use to conduct business processes and/or enhance worker productivity. These applications include interactive voice response, or IVR, and automatic speech recognition, or ASR, systems that perform information retrieval, transactions, and call routing using human speech or touch-tone inputs. Other examples of enterprise voice applications are voice mail, unified messaging, and call recording.

        Our opportunity in enterprise voice is tracking with several powerful business strategies and technological trends. Businesses are looking for ways to reduce operational expenses while improving customer service through speech automation. They also want to leverage significant web infrastructure investments by making the same information and applications accessible to telephone users. Traditional touch-tone systems have been constrained in achieving these goals due to their limited user interface and the difficulty integrating them with other back-end business data and applications.

        Recent technology improvements in ASR allow for a more natural and flexible user interface. New application development standards, such as VoiceXML and SALT, allow voice applications to be created as extensions to existing web-based applications. As a result, enterprise voice applications are expanding from the domain of specialized IVR vendors to that of mainstream information technology leaders. Microsoft's Speech Server is an example of this, and has the potential to move voice into a broader array of business applications.

        As with fax, the migration to VoIP also generates the need for new voice application systems that connect to VoIP networks. As a provider of open systems enabling technology, we offer products that are components of an overall solution. We work with our partners to provide enterprise customers with quality voice and speech solutions. We continue to work closely with the leading providers of speech technology and development tools to help ensure interoperability and optimal performance so that applications developed using our products can be accomplished with ease and deployed with confidence.

  Carrier Enhanced Services

        Carrier enhanced services are voice and telephony-related applications and services that telecommunications carriers provide to increase their revenues or enhance their competitiveness within the market. This evolving market is characterized by the transformation of telephone and cable companies into providers of comprehensive telecommunication services as they expand their traditional service offerings. Telephone companies are now providing broadband internet and cable television services while traditional cable companies are offering customers voice-related services. Applications spurring growth in the carrier enhanced services market include voice and video mail, video content, ringback tones, prepaid services, IP Centrex, and conferencing. These services may be deployed in the traditional public switched telephone network, or PSTN, or in next-generation networks such as VoIP, 3G wireless, and broadband.

        Carriers are now migrating their infrastructures toward IP-based technologies. Within these networks, carriers need to deploy enhanced services as a way to increase average revenue per user in the face of price erosion for basic telephone connectivity. A recent example of this, using our products, was the introduction of video mail and sports highlights for mobile phone users by TMN, Portugal's leading mobile operator.

        Enhanced services are of such importance that the Third Generation Partnership Project, or 3GPP, a consortium of European telecommunications organizations, has specified a standard architecture known as the IP Multimedia Subsystem, or IMS, specifically for delivering enhanced services in next generation mobile networks. 3GPP's counterpart in North America and Asia, 3GPP2, has also adopted the IMS architecture. Fixed broadband cable and DSL telephony service providers are also using an IP-based infrastructure for enhanced services that is modeled after IMS or is IMS-like. Most major network equipment vendors now offer or plan to offer an IMS-based product set. Media servers, such as Brooktrout's SnowShore Media Server, are key components of IMS and IMS-like systems.

        The enhanced services market is characterized by a move toward industry standard protocols such as SIP, VoiceXML and MSCML, supporting next generation IP environments such as 3G wireless and broadband. This trend toward standardized architecture and protocols within carrier networks fuels general demand for next-generation equipment. It also allows us to effectively leverage a standard product—the media server—across a wide range of customers, in contrast with prior industry practices that often called for customization for each major OEM customer.

  Products

  Fax Platforms

        TR1034 V.34 Fax Platform is our latest generation intelligent fax board for enterprise and service bureau customers. The TR1034 is a single slot fax card that offers support for both IP and PSTN networks. For IP networks, the TR1034 T1/E1 offers an Ethernet interface and supports real-time fax over IP via the T.38 protocol and SIP call control. For PSTN connectivity, the TR1034 supports the

V.34 standard, delivering 33.6Kbps fax transmission speeds, with two to 30 fax channels per board, and features analog, basic rate interface, or BRI, or T1/E1 interfaces. This V.34 capability delivers significant transmission cost savings for end users, increased service capacity, and full interoperability with the growing installed base of V.34 fax machines. Applications supported include network, broadcast and production fax, fax on demand, and business process automation.

        TR114 V.17 Fax Platform is a fax board that enables fax on PSTN networks. The TR114 intelligent fax boards are certified to support the Microsoft® shared fax capabilities of Microsoft Windows® Server 2003. Applications supported include network, broadcast and production fax.

        TruFax Platform is a fax board that offers fax for small- to medium-sized businesses and departmental workgroups at an economical price for low volume fax traffic. Unlike Class 1 and Class 2 fax modems, TruFax's advanced fax algorithms and dedicated fax processing components deliver reliable fax transmissions that enterprises require. The TruFax intelligent fax boards are also certified to support the Microsoft shared fax capabilities of Microsoft Windows Server 2003. Applications supported include network and low-volume broadcast and production fax.

  Enterprise Voice Platforms

        TR1000 Media Resource Platform is a voice/fax processing board designed for speech, IVR, and messaging applications. Ranging from two to 60 channels per board, it provides the scale in both density and functionality needed to meet the needs of advanced enterprise and service provider applications. The TR1000 platform integrates digital signal processors or DSPs, embedded microprocessors, analog, BRI, or T1/E1/PRI interfaces, and software within a common hardware and software architecture. The TR1000 platform supports leading operating systems including Windows, Linux and Solaris, to address unique customer requirements. Applications supported by the TR1000 include prepaid/debit calling card, announcement, conferencing, speech, and unified messaging solutions.

        RealBLOCs DR-A Call Recording Platform is a voice board that allows undetected monitoring and recording of analog telephone circuits. The RealBLOCs DR-A can be used to build call recording systems from eight to 264 ports per system. The RealBLOCs DR-A is comprised of a baseboard with analog passive tap interfaces and a plug-in digital signal processor module with call recording firmware. Applications supported include call logging and quality monitoring.

        RealBLOCs ATSI Platform is a family of analog trunk and station interface boards. These products offer combinations of trunk and station interfaces with up to 24 ports on a single board. Applications supported include call routing, call logging, call monitoring, private communications exchange, quality management, and unified communications solutions.

        Vantage Voice Processing Platform is a flexible voice board for low- to mid-density analog communications applications. The Vantage platform incorporates voice processing algorithms that implement essential features such as audio compression, playback control, touchtone detection and generation, and call progress monitoring. Applications supported include voice and unified messaging, automated attendant, digital recording, IVR, and telemarketing solutions.

        RDSP Voice Processing Platform is a voice processing board that ranges from two to 24 ports per board. The RDSP board features voice processing algorithms that implement essential features such as audio compression, playback control, touchtone detection and generation, and call progress monitoring. Applications supported include voice messaging, digital recording, IVR, and outbound telemarketing.

  Carrier Enhanced Services Platforms

        SnowShore Media Server is a software-based, open standards media server designed for carrier grade applications. It uses the SIP, MSCML and VoiceXML protocol standards to control a cost-

effective and highly scalable IP media server solution. Since it is based on Linux and commercial, off-the-shelf hardware, the SnowShore Media Server can increase performance as server technology improves. The Media Server provides a media-processing platform on which application developers develop a broad range of voice and video services for next-generation wireline, wireless, and broadband networks, from basic messaging and multiparty conferencing to prepaid services and video portals.

        TR1500 Voice Processing Platform is a carrier-grade, scalable voice board that is suited for the deployment of high-performance, high-availability enhanced services applications across PSTN and IP architectures. It supports channel densities from four to 16 T1/E1 spans in a single slot for highly scalable solutions, and its onboard support for industry standard SIP and other IP protocols simplifies the design and implementation of next-generation distributed IP architectures. It is used for carrier announcement services, prepaid/debit calling card, IVR, conferencing, speech, and unified messaging solutions.

        TR2500 Voice-over Packet Gateway is a high density scalable VoIP board that is suited for the deployment of systems based on converged and IP architectures. It supports channel densities from four T1/E1 to T3 in a single slot, and its onboard support for industry standard SIP and IP protocols simplifies the design and implementation of next-generation distributed IP architectures. It is used as a gateway between PSTN networks and IP-based distributed applications for carrier IVR, announcement services, and unified messaging, or as an IP-to-IP resource for transcoding between different telephony compression standards.

        NS301 Platform is a network interface board for carrier grade network interface and packet processing applications. The NS301 supports channel densities from two to eight T1/E1 network interfaces with optional Ethernet and up to 256 HDLC controllers on board. The NS301 provides support for call control, packet processing, and signal processing as well as on-board packet manipulation through a unique packet relay feature. Applications supported include call processing systems, wireless infrastructure and data network elements, signaling gateways and monitoring and surveillance systems.

        NS700 Platform is an SS7 network interface board that provides our SS7 feature set. The NS700 platform includes a peripheral component interface, or PCI, board that offers four T1/E1 interfaces and a compact peripheral component interface, or cPCI, board, which offers eight T1/E1, interfaces. Each has a high-performance on-board processor to off-load the host from lower layer processing requirements. Applications supported include prepaid calling card, welcome roamer, short message service, and network-based enhanced services such as announcement and voicemail systems.

  Application Programming Interfaces

        Bfv is a fax and voice application programming interface, or API, that provides developers with a complete C language library of telephony, fax, and voice function calls, as well as fax utilities, sample applications, and debugging tools.

        TDAPI is a C language API with an extensive range of protocol modules or "building blocks." TDAPI provides developers with low-level access to hardware configuration, switching and call control services offered by our NS700 PCI and cPCI network interface boards.

        TPNCP is a C language API that provides methods for utilizing the PSTN, media processing, and VoIP functionality of the TR1500 and TR2500 products. It is designed to operate over either the PCI bus or Ethernet, enabling developers to control boards via IP from a remote host computer.

  New Products; Research and Development

        Our continuing development efforts are focused on software and hardware for traditional telephone networks, or TDM, and IP media processing products (voice, video, fax, and data), network interface products, call control products, and signal processing products.

        The market for communications products is generally characterized by rapid technological change, changes in customer requirements, frequent new product introductions and enhancements, and emerging industry standards. We focus significant resources on improving our products in response to changes in operating systems, application software, computer and telephony hardware, networking software, programming tools, and computer language technology. We also direct significant resources to the development of new products and next generation versions of our current products. As technologies continue to evolve, there has also been a growing shift in the communications market to focus on the software component of our product offerings. While we have delivered both hardware and software as part of our product line since our company began, we are beginning to emphasize the value of our software for our customers and partners. Our research and development expenses totaled $18.1 million, or 23% of total revenue, in 2004; $18.5 million, or 25% of total revenue, in 2003; and $20.7 million, or 28% of total revenue, in 2002. We believe that significant investments in product development are required to remain competitive. As a consequence, we intend to continue to invest significant resources to product development.

  Warranties

        Our hardware products are covered by a limited warranty against defects in materials and workmanship. Our generally available network interface and fax and voice signal processing hardware products have warranties of five years from the date of purchase from us. Many of our competitors have shorter warranties for this type of product. Our SnowShore Media Server hardware products are covered by a one-year warranty. We have also provided, from time-to-time, shorter warranties for certain products and to certain customers, as well as extended warranties to certain customers under contractual agreements or for additional consideration.

  Backlog

        At December 31, 2004, our backlog of firm orders was $3.9 million, compared with $4.1 million at December 31, 2003. All of the backlog is expected to be shipped before the end of 2005. We regard all orders as firm orders. Because of the possibility of customer changes in delivery schedules or of cancellation of orders, our backlog as of any particular date may not be indicative of actual sales for any particular future period. The period of time between placement of an order and delivery of the product varies from one week for certain value-added resellers, or VARs, and enterprise customers to twelve months for certain OEM systems products.

Manufacturing and Quality

        Our manufacturing operations consist primarily of final assembly and testing of components, subsystems, and systems. We test our products at various stages in the manufacturing process. Prior to shipment, each product undergoes a final load and/or functional test either by our subcontractors or by us at our own facilities.

        We believe that we have a readily available supply of raw materials for all of our significant products from a number of sources. We do not anticipate any difficulties in obtaining the raw materials that will be required for our manufacturing activities in 2005. We use independent manufacturers to perform printed circuit board assembly and testing. We believe that we generally have good relationships with our subcontractors and have generally experienced timely delivery of products and satisfactory quality with respect to products manufactured by our subcontractors. Our Needham,

Massachusetts, Los Gatos, California, and Salem, New Hampshire facilities have achieved ISO 9001:2000 certification.

Distribution, Sales, Marketing and Support

        We sell our products to system vendors, service providers, OEMs, and VARs, both domestically and internationally through a direct sales force and a two-tiered distribution system. The two-tiered distribution arrangement is with Tech Data Corporation, a networking supplier, and Ingram Micro, a wholesale distributor of computer technology products and services.

        We have established international sales offices in Belgium, Canada, Japan and the United Kingdom. International sales accounted for approximately 20% of our total revenue in 2004 and 22% of our total revenue in both 2003 and 2002. Refer to Note 14, "Segment Reporting," to the consolidated financial statements under Item 8 of this report.

        Most countries require technical approvals from their communications regulatory agencies for products that operate in conjunction with the local telephone system. Obtaining these approvals is generally a prerequisite for sales in a given jurisdiction. Obtaining the requisite approvals may require from two months to a year or more depending on the product and the jurisdiction. Our products have received approvals from agencies in forty countries.

        We ordinarily sell our products on the basis of purchase orders received from customers. From time-to-time, we have entered into contracts with certain of our customers, which agreements set forth the terms and conditions for sales. These agreements generally do not establish any long-term fixed purchase or supply commitments for either party.

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

  Dependency on Major Customers

        Sales to Captaris, Inc. represented 18% of our total revenue in 2004, 19% of our total revenue in 2003, and 15% of our total revenue in 2002. No other customers represented more than 10% of our total revenue in 2004, 2003 or 2002.

  Partner Access Network Program

        Our Partner Access Network Program was established to provide technical, marketing, and business benefits to help our customers and partners quickly develop new applications and services,

expand into new markets and, ultimately, grow their businesses. The program includes access to lab facilities worldwide, sales leads, technical training and support, and co-op funded marketing support.

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

        From time-to-time, we seek patent protection for inventions and developments made by our personnel that are incorporated into our products or that otherwise fall within our fields of interest. For example, in 2001, we were awarded a U.S. patent for voice detection in audio signals, which aids in speech recognition applications. While patents are an important means by which we seek to protect our intellectual property, no particular patent, or related group of patents, is so important that its loss would significantly affect our operations.

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

        We seek to protect our software, firmware, documentation, and other written materials under copyright laws. Because on-board and downloadable firmware represents an important element of the value of our hardware products, we believe that we obtain significant protection for our proprietary interest in our hardware products, as well as our software products, from copyright laws. Certain design features, including application-specific integrated circuits, software and firmware, receive some protection under trade secret laws. We generally require that each of our employees execute a proprietary information agreement designed to protect our trade secrets, inventions created in the course of employment with us and other proprietary information. There can be no assurance, however, that patent, copyright and trade secret protection will be sufficient to prevent competitors from developing software and other technology similar to the software and other technology upon which we rely for a significant portion of our revenue. In addition, we have periodically received, and may receive in the future, communications from third parties asserting patent rights with respect to certain of our products and features.

Competition

        The market for telecommunications equipment is highly competitive. In addition to current competitors, there is always the potential for new entrants into our markets by other companies, including our customers and suppliers. We believe that the principal competitive factors affecting the market for our products include product functionality and features, product quality, performance and price, ease of product integration, and quality of customer support services. In addition, many of our customers and partners, including the large OEMs on whom we focus a significant portion of our sales and marketing efforts, have the technical and financial ability to design and produce components replicating or improving on the functionality of most of our products. These customers often consider in-house development of technologies and products as an alternative to doing business with us, and the emergence of outsourcing and open source software provides additional competition as customers may determine to outsource or use open source technology instead of purchasing our products. The relative importance of each of these factors depends upon the specific customer environment. Although we believe that our products currently compete favorably with respect to such factors, there can be no assurance that we can maintain our competitive position against current and potential competitors.

        Brooktrout faces intense competition within each of our chosen market segments—fax, enterprise voice, and carrier enhanced services. Within the fax market, our competitors are typically manufacturers of fax platforms. Here, we believe we are able to compete successfully with these vendors due to our established market leadership, our comprehensive product offerings, scalability, focus on product quality and commitment to partnership. Competitors in the enterprise voice space are typically manufacturers of voice platforms as well as solution providers of speech and voice based systems. We believe we compete successfully in this space based on our product scalability, quality and commitment to partnership. Within the carrier enhanced services market, our competition consists of enabling technology providers of communication based platforms and systems as well as service providers or carriers intent on developing products like ours internally. Here, we believe we compete successfully due to our comprehensive, open architecture, software-based functionality, performance, and commitment to partnership.

        Many of our current and potential competitors have longer operating histories, significantly greater financial, technical, product development and marketing resources, greater name recognition, and larger customer bases than we do. Though our addressable market in the overall telecommunications market is characterized by several large competitors, the rest of the market is fairly fragmented and many of our current and potential competitors are smaller companies. These smaller companies generally have significantly less financial, technical, product development and marketing resources, lesser name recognition and smaller customer bases, but these smaller companies may also have an ability to respond more quickly to changes in the market or technology. Our present or future competitors may be able to develop products comparable or superior to those developed by us, adapt more quickly to new technologies, evolving industry trends or customer requirements, or devote greater resources to the development, promotion and licensing of their products than we can. Accordingly, there can be no assurance that competition will not intensify or that we will be able to compete effectively in our market.

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

Employees

        As of December 31, 2004, we had 308 full-time employees, of whom 110 were engaged in engineering and product development, 110 in sales, marketing and technical support, 53 in administration, and 35 in manufacturing. None of our employees are represented by a labor union and we believe our relationships with our employees are good.

Executive Officers

        The following table provides information with respect to our executive officers as of March 1, 2005:

Name	Age	Position
Eric R. Giler	49	President and Director
Ronald J. Bleakney	60	Senior Vice President of Worldwide Sales
David W. Duehren	47	Vice President of Research and Development, Clerk and Director
Robert C. Leahy	52	Vice President of Finance and Operations, and Treasurer
Heather J. Magliozzi	42	Vice President of Corporate Marketing
R. Andrew O'Brien	46	Vice President of Market and Business Development

        Eric R. Giler is a founder and has been President and a director since our inception in 1984. Prior to founding Brooktrout, Mr. Giler worked primarily in the area of technical marketing and sales as a product manager with Teradyne, Inc. and as an applications engineering manager for Intec Corp. Mr. Giler is the former Chairman of the Massachusetts Telecommunications Council and a current board member. He also currently serves on the Board of Directors of the American Electronics Association. He received a Bachelor of Science degree from Carnegie-Mellon University and a Master of Business Administration degree from the Harvard Business School.

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

        Heather J. Magliozzi has been Vice President of Corporate Marketing since January 2004. Ms. Magliozzi was Vice President of Marketing from November 2002 to January 2004, Vice President of Corporate Communications from August 1998 to November 2002, Director of Marketing from April 1996 to July 1998, and Marketing Communications Manager from August 1994 to April 1996. Ms. Magliozzi was a Marketing Manager for NEC Technologies from January 1985 to July 1994. Ms. Magliozzi received a Bachelor of Arts degree in English and Communications from Boston College.

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

        No executive officer is related by blood, marriage, or adoption to any other executive officer or director.

Item 2. Properties

        We lease facilities in Needham, Massachusetts, in Salem, New Hampshire, and in Los Gatos, California. In Needham, Massachusetts, we lease three facilities: a 31,000 square foot manufacturing facility; a 38,000 square foot facility that accommodates engineering, sales and marketing; and a 22,000 square foot office that houses corporate headquarters. The three Needham, Massachusetts facilities are leased until March 2006. In Los Gatos, California, we lease an office of approximately 33,000 square feet for engineering, sales, marketing and administration. The Los Gatos, California lease expires in February 2006. In Salem, New Hampshire, we lease a 26,000 square foot facility for engineering, manufacturing, sales, marketing and administrative operations. The Salem, New Hampshire facility is leased until August 2006. We are in the process of assessing alternatives for leasing various available facilities, including our current facilities, upon expiration of the current lease arrangements.

        During 2004, we entered into a five-year lease for office space in Tokyo, Japan that accommodates our Japan sales operation.

        We also maintain operating leases and office space for sales and support functions in Florida, Georgia, Illinois, North Carolina, Texas, Virginia, Canada, Belgium, and the United Kingdom.

        We believe that our present facilities are adequate for our current needs and that suitable additional space will be available as needed.

Item 3. Legal Proceedings

        None.

Item 4. Submission of Matters to a Vote of Security Holders

        None.

PART II

Item 5. Market For Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

        Our common stock is quoted on the Nasdaq National Market under the symbol "BRKT." The following table shows the high and low sales prices per share of the common stock, as reported on the Nasdaq National Market, for the periods indicated:

	2004			2003
Quarter ended:			Quarter ended:
	High	Low		High	Low
March 31	$21.59	$12.22	March 31	$5.90	$4.73
June 30	$23.18	$9.01	June 30	$8.17	$4.61
September 30	$11.07	$7.65	September 30	$7.91	$6.67
December 31	$13.15	$8.47	December 31	$15.95	$7.10

        We have never paid cash dividends on our common stock. We do not anticipate paying cash dividends in the foreseeable future. On March 1, 2005, there were 441 holders of record of our common stock and the last reported sale price of the common stock on the Nasdaq National Market was $13.01 per share. The high sales price per share of our common stock during the period from January 1, 2005 to March 1, 2005, as quoted on the Nasdaq National Market, was $13.50 per share and the low sales price of our common stock during the same period was $10.60 per share.

        Information regarding our equity compensation plans is included in Note 1, "Description of Business and Summary of Significant Accounting Policies and Practices," and Note 12, "Stockholders' Equity," to our consolidated financial statements under Item 8 of this report.

        Our repurchases of equity securities for the fourth quarter of fiscal 2004 were as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
October 1—October 31, 2004	282,100	$8.98	282,100	717,900
November 1—November 30, 2004	—	—	—	—
December 1—December 31, 2004	—	—	—	—

Total	282,100	$8.98	282,100	717,900

(1)
In October 2004, our Board of Directors authorized the repurchase of up to 1,000,000 shares of our common stock from time-to-time on the open market or in privately negotiated transactions. The program expires in October 2005. All shares repurchased during the period covered by this report were purchased under this publicly announced plan.

Item 6. Selected Financial Data

        The selected financial data presented below are derived from our consolidated financial statements.

	Years ended December 31,
	2004	2003	2002	2001	2000
	(in thousands, except per share data)
Statement of Operations Data(1)
Revenue	$80,273	$74,656	$73,491	$79,774	$141,748
Costs and expenses:
Cost of product sold	24,993	26,380	33,121	36,399	52,925
Research and development	18,083	18,492	20,658	21,517	23,508
In-process research and development(2)	2,490	—	—	—	2,550
Selling, general and administrative	36,152	29,883	28,909	31,318	39,921

Total costs and expenses	81,718	74,755	82,688	89,234	118,904

Operating (loss) income	(1,445)	(99)	(9,197)	(9,460)	22,844
Other income (expense), net:
Interest income, net and other	849	820	995	1,108	2,081
Gain (loss) on investments(3)	—	499	—	(4,923)	—
Equity in loss of affiliates(4)	—	—	—	(4,710)	(3,298)

Total other income (expense), net	849	1,319	995	(8,525)	(1,217)

(Loss) income before income taxes	(596)	1,220	(8,202)	(17,985)	21,627
Income tax provision (benefit)	861	665	(3,184)	(7,627)	8,717

(Loss) income from continuing operations	$(1,457)	$555	$(5,018)	$(10,358)	$12,910

Diluted (loss) income per common share:
(Loss) income from continuing operations	$(0.11)	$0.04	$(0.41)	$(0.85)	$1.02
Weighted average shares outstanding, diluted	12,927	12,882	12,226	12,150	12,684
Balance Sheet Data
Cash and marketable debt securities	$52,702	$55,950	$41,788	$38,125	$25,987
Working capital	56,163	62,485	53,639	54,701	52,344
Total assets	99,077	96,667	90,335	98,887	112,660
Long-term debt	—	—	—	—	—
Stockholders' equity	81,690	81,654	75,098	79,572	82,259

(1)
These financial data exclude the results of certain businesses that were disposed of and have been accounted for as discontinued operations. In 2001, our Board of Directors adopted formal plans to discontinue the Brooktrout Software and Interspeed segments. Refer to Note 3, "Discontinued Operations," to the consolidated financial statements under Item 8 of this report.

(2)
In 2004, the in-process research and development charge relates to our acquisition of SnowShore Networks, Inc., in which we acquired in-process technology related to development projects that have not reached technological feasibility, have no alternative future use, and for which successful development was uncertain. In 2000, the in-process research and development charge relates to our acquisition of certain in-process voice over broadband STS-1 technology.

(3)
In 2003, we had a gain on the sale of an investment of $0.5 million from the sale of 0.1 million shares of Network Engines, Inc. common stock. In 2001, we realized a loss of $3.9 million on investments from the write down of our investment in Sonexis, Inc. and a loss of $1.0 million on the sale of a second cost basis investment.

(4)
In 2001 and 2000, equity in loss of affiliates includes our share of losses in Pelago Networks, Inc. and Telchemy, Inc.

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

Overview

        We develop software and hardware platforms that OEMs, developers, network operators and corporate information technology managers build into their communications systems. Customers incorporate our products into applications, systems and services that allow voice, fax and data to be distributed over both IP packet-based networks, which we refer to as the New Network, and the traditional circuit-switched telephone network. We supply products for media processing, network interface, call control and signal processing, including protocols that allow Internet and traditional telephony systems to communicate. Our strategy is to partner with our customers and collaborate closely with them to accelerate their delivery of new applications and services to end-users, help increase their existing business, and expand into new markets. In April 2004, we completed our acquisition of all of the outstanding capital stock of SnowShore Networks, Inc., or SnowShore, a provider of Voice over IP communications infrastructure products for the media server market.

        We measure our operating success using both financial and market metrics. The financial metrics include revenue, gross profit, operating expenses, operating income and net income, as well as working capital and cash flows from operating activities. Key market metrics include the total number of customers, customers whose purchases exceed $100,000, and the portion of our revenue that is generated by the sales of products to enterprise and service provider customers. Our long-term business model stresses our commitment to establishing and maintaining close customer relationships, increasing penetration of the telecommunications markets that we serve and continuing to develop innovative products.

        The most significant trend that has impacted our business during the past few years has been the unfavorable economic conditions affecting the communications sector. During the past few years we continued to invest in developing products that we believe our customers will need when the economy recovers. We are now seeing signs that the economic conditions in our industry may be improving with modest revenue growth from 2002 to 2003 and further growth from 2003 to 2004. Many companies that had reduced their capital expenditures during the recent economic downturn have begun to invest again in their communications networks. The evolution and acceptance of the New Network is contributing to these infrastructure investments as enterprises and service providers begin to use the IP networks for fax and Voice over IP transmissions. The signs that the economic conditions in our industry are improving lead us to expect that revenue for each quarter of 2005 will exceed the revenue for each corresponding quarter of 2004.

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

        The following critical accounting policies require the use of significant judgment and estimates in the preparation of the consolidated financial statements. This listing is not a comprehensive list of all of our significant accounting policies. For further information regarding the application of these and other accounting policies, see Note 1, "Description of Business and Summary of Significant Accounting Policies and Practices," to the consolidated financial statements in Item 8 of this report.

  Revenue Recognition

        Revenue from product sales is recognized when the risk of loss and title pass to the customer, generally at the time of shipment, provided that persuasive evidence of an arrangement exists, the fee is fixed or determinable, and collection is reasonably assured. To the extent that one or more of these criteria are not met, which has occurred from time-to-time, revenue is deferred until such time as all four criteria are met. Revenue from sales to certain distributors is recognized on a "sell-through" basis, that is, when the distributors report to us that resale of the product to the ultimate customer of the distributor has occurred. If we receive a payment from a customer prior to meeting all of the revenue recognition criteria, the payment is recorded as a customer deposit or deferred revenue. In addition, customers are offered the option to enter into maintenance contracts on selected products that are renewable. Prepaid maintenance fees on these contracts are deferred and recognized evenly over the term of the maintenance contract.

        We record a provision for estimated sales returns and allowances on product sales in the same period that the related revenue is recorded. These estimates are based on historical sales returns, analysis of credit memo data and other known factors. We periodically offer rebate programs to customers that require us to estimate the cost of the program. We record a provision for the estimated cost of the program as a deduction from sales based on the results of previous rebate programs and other known factors.

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

  Intangible Assets

        We review our intangible assets for impairment periodically and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. The evaluation of the recoverability of our intangible assets includes assumptions regarding estimated future undiscounted cash flows associated with these assets and other factors. If these estimates or assumptions change in the future, we may be required to record impairment charges for these assets. Such an impairment charge would impact the results of operations, but would not directly impact our cash flows. All of our intangible assets are being amortized, with original useful lives of three to ten years.

  Income Taxes

        We assess the carrying value of our deferred tax assets periodically to determine if it is more likely than not that we will be able to generate sufficient future taxable income of the appropriate type in each tax jurisdiction in which we operate in order to realize these assets. This assessment requires us to make estimates and assumptions about our future profitability. If our estimates and assumptions about our future profitability indicate that we will be unable to utilize a portion of our deferred tax asset, we will reduce the deferred tax asset to its estimated realizable value by recording a valuation allowance. If current economic conditions weaken or future results of operations are less than expected, future assessments may result in a determination that all or a portion of the remaining deferred tax assets are not realizable. As a result, we may need to establish additional valuation allowances for all or a portion of the deferred tax assets, which may have a material adverse effect on our results of operations.

        We use judgment in determining our provision for income tax expense (benefit). In the ordinary course of conducting a multi-national business operation, there are many transactions and calculations undertaken whose ultimate tax outcome cannot be certain. Some of these uncertainties arise as a consequence of transactions and arrangements made among related parties, transfer pricing for transactions with our subsidiaries, changes in state and foreign tax laws required to be applied retroactively, and potential challenges to nexus and credit estimates. We estimate our exposure to unfavorable outcomes related to these uncertainties and estimate the probability of such outcomes.

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

Results of Operations

        The following discussion focuses on our results of operations. The table below sets forth certain consolidated statements of operations data as percentages of total revenue for the periods presented.

	Years ended December 31,
	2004	2003	2002
Domestic revenue	80%	78%	78%
International revenue	20	22	22

Total revenue	100	100	100
Cost of product sold	31	35	45

Gross profit	69	65	55

Operating expenses:
Research and development	23	25	28
In-process research and development	3	—	—
Selling, general and administrative	45	40	39

Total operating expenses	71	65	67

Operating loss	(2)	—	(12)
Other income, net	1	2	1

(Loss) income before income taxes	(1)	2	(11)
Income tax provision (benefit)	1	1	(4)

(Loss) income from continuing operations	(2)%	1%	(7)%

Revenue

        The following table presents our domestic and international revenue:

	Years ended December 31,
	2004		2003		2002
	(dollars in thousands)
Domestic revenue	$63,960	80%	$58,427	78%	$57,106	78%
International revenue, principally export	16,313	20	16,229	22	16,385	22

Total revenue	$80,273	100%	$74,656	100%	$73,491	100%

  2004 vs. 2003

        Revenue in 2004 was $80.3 million compared to $74.7 million in 2003, an increase of approximately 8%. This increase was primarily the result of increased sales to domestic OEMs, VARs and enterprise customers. Many of our customers resumed spending on communications equipment, which had slowed in 2002 and in early 2003. In comparison to 2003, international revenue increased by $0.1 million. This was the result of increased sales to Pacific Rim customers of $1.7 million due primarily to our establishment of a direct sales operation in Japan, offset by a $1.7 million decrease in sales to our European customers. The $1.7 million decrease in sales to our European customers is net of a $0.4 million increase in revenue due to favorable foreign currency exchange rates for European sales. During 2004, revenue from enterprise customers accounted for approximately 86% of total revenue, as compared to approximately 83% of total revenue for 2003. The remaining revenue was attributable to sales to service provider customers.

        Revenue from Captaris, Inc. accounted for 18% of total revenue in 2004 compared to 19% in 2003. We expect that revenue from Captaris will continue to be greater than 10% of total revenue for 2005. In 2004, approximately 100 of our customers each purchased over $100,000 of products, in aggregate representing 89% of total 2004 revenue. In 2003, approximately 90 of our customers each purchased over $100,000 of products, in aggregate representing approximately 87% of total 2003 revenue. Total customers in 2004 decreased to approximately 640 from approximately 700 in 2003. The decrease in total customers from 2003 to 2004 consisted primarily of customers that purchased less than $10,000 of products in 2003.

  2003 vs. 2002

        Revenue in 2003 was $74.7 million compared to $73.5 million in 2002, an increase of approximately 2%. While our 2003 sales to domestic OEMs and service providers decreased, particularly in the first two quarters, we experienced an increase in sales to our VARs and enterprise customers in the last two quarters of 2003. Many of our customers resumed spending on communications equipment, which had slowed in both 2001 and 2002. In comparison to 2002, international revenue declined by $0.2 million. The decrease was the result of reduced sales to Pacific Rim and European customers, partially offset by favorable foreign currency exchange rates that increased revenue in 2003 by approximately $0.7 million. During 2003, revenue from enterprise customers accounted for approximately 83% of total revenue, as compared to approximately 84% of total revenue for 2002. The remaining revenue was attributable to sales to service provider customers.

        Revenue from Captaris, Inc. accounted for 19% of total revenue in 2003 compared to 15% in 2002. In 2003 and 2002, approximately 90 of our customers each purchased over $100,000 of products, in aggregate representing 87% of our total revenue for 2003 and 86% of our total revenue in 2002. Total customers in 2003 decreased to approximately 700 from over 900 in 2002.

Cost of Product Sold and Gross Profit

        The following table presents cost of product sold and gross profit information:

	Years ended December 31,
	2004	2003	2002
	(dollars in thousands)
Cost of product sold	$24,993	$26,380	$33,121
Gross profit	$55,280	$48,276	$40,370
Gross profit percentage	69%	65%	55%

  2004 vs. 2003

        The decrease in cost of product sold from 2003 to 2004 was the result of changes in product mix as a result of increased sales of our digital fax products and reduced inventory obsolescence and manufacturing expenses. Our inventory obsolescence expense decreased by $0.5 million in 2004 relative to 2003, primarily due to reduced reserve requirements for inventory on hand. Our manufacturing expenses decreased by $0.3 million due to reduced production, salary and facility related expenses. Our change in product mix to higher margin products contributed to a significant improvement in the gross profit percentage in 2004 compared to 2003.

  2003 vs. 2002

        The decrease in cost of product sold from 2002 to 2003 was the result of a decrease in inventory obsolescence expense, changes in product mix, and direct material cost reductions from manufacturing subcontractors. Our inventory obsolescence expense decreased by $3.0 million in 2003 relative to 2002, primarily due to reduced reserve requirements for service provider product inventory. Our change in product mix to higher margin products contributed to a significant improvement in the gross profit percentage in 2003 compared to 2002.

Operating Expenses

        The following table presents our operating expenses:

	Years ended December 31,
	2004	2003	2002
	(in thousands)
Research and development	$18,083	$18,492	$20,658
In-process research and development	2,490	—	—
Selling, general and administrative	36,152	29,883	28,909

Total operating expenses	$56,725	$48,375	$49,567

  Research and development expenses

  2004 vs. 2003

        Research and development expense represented 23% of revenue in 2004, compared with 25% of revenue in 2003. The $0.4 million decrease in 2004 was primarily the result of reduced salary related expenses of $0.7 million, reduced depreciation expense of $0.2 million and reduced spending on product prototypes and equipment of $0.1 million, partially offset by increased consulting expenses of $0.6 million. Our continuing development efforts are focused on hardware and software for traditional telephone networks and IP media processing products (voice, video, fax and data), network interface products, call control products and signal processing products.

  2003 vs. 2002

        Research and development expense represented 25% of revenue in 2003, compared with 28% of revenue in 2002. The $2.2 million decrease in 2003 was primarily the result of reduced consulting and contract labor expenses, decreased spending on new product prototypes and decreased depreciation expense.

  In-process research and development expenses

        During 2004, we recorded a charge of $2.5 million related to our acquisition of SnowShore, for purchased in-process technology related to development projects that have not reached technological feasibility, have no alternative future use, and for which successful development was uncertain. The value of the purchased in-process research and development was computed by determining the present value of the project's future economic benefits from future anticipated revenues net of anticipated costs and expenses. As of December 31, 2004, the project was approximately 70% complete. We estimate that the projects will reach completion in 2005 and will required additional spending of approximately $1.0 million. Some of the risks and uncertainties inherent in the estimated costs to complete, and the attainment of completion, include the difficulty of predicting the duration of product development and the risk that changes in the product requirements could result in unexpected redesign activity.

  Selling, general and administrative expenses

  2004 vs. 2003

        Selling, general and administrative expense represented 45% of total revenue in 2004, compared with 40% of total revenue in 2003. The $6.3 million increase in selling, general and administrative expense from 2003 to 2004 was primarily due to the increases in legal, audit, and other professional fees of $3.4 million. Legal expenses increased by $2.6 million related primarily to patent litigation. During 2004 we successfully litigated a patent infringement lawsuit against a network fax competitor. The remaining increase in professional fees related primarily to higher audit costs associated with Sarbanes-Oxley compliance. In addition, selling, general and administrative expense increased by

$1.4 million as a result of our acquisition of SnowShore and $1.0 million due to our new Japan sales operation.

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

Other income, net

        The following table presents our other income, net:

	Years ended December 31,
	2004	2003	2002
	(in thousands)
Interest income, net and other	$849	$820	$995
Gain on sale of investments	—	499	—

Total other income, net	$849	$1,319	$995

  2004 vs. 2003

        The changes in interest income, net and other from 2003 to 2004 were due primarily to an increase in interest income from cash and cash equivalents and marketable debt securities. The increase in interest income relates to higher average cash, cash equivalents and marketable debt securities balances in 2004 compared with 2003.

  2003 vs. 2002

        The changes in interest income, net and other from 2002 to 2003 were due primarily to a decrease in interest income from cash and cash equivalents and marketable debt securities. The decrease in interest income related to lower interest rates offset, in part, by higher average cash, cash equivalents and marketable debt securities balances in 2003 compared with 2002.

        In 2003, we had a gain on the sale of an investment of $0.5 million from the sale of 0.1 million shares of Network Engines, Inc. common stock acquired from the exercise of stock purchase warrants.

Income tax provision (benefit)

        The following table presents our income tax provision (benefit) and effective tax rate:

	Years ended December 31,
	2004	2003	2002
	(dollars in thousands)
Income tax provision (benefit)	$861	$665	$(3,184)
Effective tax rate	144%	54%	(39)%

  2004 vs. 2003

        In 2004, we recorded an income tax provision as a result of reporting a pre-tax profit exclusive of the one-time charge for in-process research and development. The effective tax rate for the year ended 2004, excluding the impact of the SnowShore in-process research and development charge of approximately $2.5 million, which is not deductible for tax purposes due to the nature of the SnowShore acquisition, is approximately 45%. This effective tax rate differs from the statutory tax rate as a result of the disproportionate relationship between permanent taxable items and our loss before income taxes.

  2003 vs. 2002

        In 2003, we recorded an income tax provision as a result of our reporting a pre-tax profit for the year. The higher effective tax rate in 2003 was impacted both by a disproportionate effect of permanent differences as compared to pre-tax profit and a limitation on the availability of our research and development tax credit, which resulted from our incurring a significantly lower level of qualified research and development expenses during 2003 as compared to prior years. In 2002, we established a valuation allowance in the amount of $1.9 million relating to anticipated capital losses on long-term investments that were not expected to be realizable.

Liquidity and Capital Resources

  Cash flows for the years ended December 31, 2004, 2003, and 2002

        Cash flows from operating activities were $7.5 million in 2004. This primarily resulted from non-cash expenses exceeding our net loss, along with the tax benefit of stock option exercises of $1.6 million and an increase in current liabilities of $1.5 million. Cash flows from operating activities were $10.9 million in 2003. This primarily resulted from tax refunds of $6.3 million and reductions in inventory, both of which were partially offset by an increase in accounts receivable. Both the reductions in inventory and the increase in accounts receivable were attributable to our increased sales activity. Cash flows from operating activities were $4.2 million in 2002. This primarily resulted from income tax refunds of $4.5 million and reductions in inventory, both of which were partially offset by a decrease in current liabilities.

        Cash flows used in investing activities were $17.1 million in 2004. This primarily resulted from the net decrease in cash of $8.3 million as a result of the SnowShore acquisition, net purchases of marketable debt securities of $6.6 million, expenditures for capital equipment of $1.4 million and the purchase and license of technology to be used in the development of new products and the modification of existing products for $0.9 million. Cash used in investing activities was $10.7 million in 2003. This primarily resulted from net purchases of marketable debt securities of $9.8 million and our deposit for technology to be acquired of $0.9 million. Cash used in investing activities was $3.3 million in 2002. This primarily resulted from net purchases of marketable debt securities of $2.4 million.

        Cash flows from financing activities were negligible in 2004. This was attributable to proceeds from the sale of common stock issued under our employee stock option plans and our employee stock purchase plan of $3.4 million offsetting the $3.4 million used to repurchase shares of our common stock. Cash from financing activities was $4.2 million in 2003. This was primarily attributable to proceeds from the sale of common stock under our employee stock option plans and our employee stock purchase plan of $2.3 million, as well as the repayment of officer notes receivable of $1.9 million. Cash from financing activities was $0.3 million 2002, all of which was attributable to proceeds from the sale of common stock under our employee stock purchase plan.

  Contractual Obligations and Capital Expenditures

        The following table presents our future contractual obligations and commercial commitments as of December 31, 2004:

	Total	2005	2006	2007	2008	2009	Thereafter
	(in thousands)
Operating leases	$4,932	$2,651	$1,110	$389	$389	$275	$118

        We have operating lease commitments for our primary office and manufacturing facilities that expire in 2006. We lease office space for sales and support functions that expire beyond 2006. Certain lease agreements require us to pay all of the building's taxes, insurance and maintenance costs. During 2004, we entered into a five-year lease for office space in Japan.

        We currently have no material commitments for capital expenditures. In recent years, our capital expenditures have consisted substantially of purchases of capital equipment. We purchased $1.4 million of capital equipment in 2004, $0.5 million in 2003, and $0.8 million in 2002. We expect to spend approximately $1.0 million for purchases of capital equipment in 2005. In addition, our lease of properties in Needham, Massachusetts, will expire in March 2006, and we currently are assessing alternatives for leasing various available facilities, including our current facilities. Depending on the facility and arrangements that we ultimately select, we may be required to expend funds for capital improvements beginning in the second half of 2005. We do not expect that our funding of any such capital improvements will have a material affect on our cash position. Additional information regarding our facilities is included in "Properties" under Item 2 of this report.

        We have certain inventory purchase commitments that are part of our ordinary course of business in which the product delivery dates range from one month to five months into the future. We do not expect these short-term commitments to have a material impact on our financial results.

        We had no long-term debt as of December 31, 2004 or March 14, 2005.

  Cash and Cash Liquidity Position

        The following table presents our cash and liquidity position as of December 31, 2004, 2003, and 2002:

	December 31,
	2004	2003	2002
	(dollars in thousands)
Cash and cash equivalents	$18,452	$28,081	$23,685
Marketable debt securities	34,250	27,869	18,103

Total	$52,702	$55,950	$41,788

Working capital	$56,163	$62,485	$53,639
Quick ratio	3.7	4.5	3.4
Maximum available line of credit	$5,000	$5,000	$5,000

        Cash, cash equivalents and marketable debt securities decreased to $52.7 million as of December 31, 2004 from $56.0 million as of December 31, 2003, primarily due to the net decrease in cash of $8.3 million as a result of the SnowShore acquisition and common stock repurchase transactions of $3.4 million, offset by the cash flows from operations of $7.5 million and the proceeds from the sale of common stock issued under our employee stock option plans of $3.4 million. Working capital decreased by $6.3 million from December 31, 2003 to December 31, 2004 for the same reasons.

        Our quick ratio was 3.7 at December 31, 2004, a decrease from 2003, due primarily to the SnowShore acquisition and stock repurchase activity mentioned above and the impact those transactions had on our cash position. Quick ratio consists of the total cash and cash equivalents, marketable debt securities, and accounts receivable divided by current liabilities, and is an indicator of a company's ability to meet short-term financial obligations.

        We have a $5.0 million working capital line of credit available from a commercial bank. There were no borrowings outstanding under the line of credit at March 14, 2005 or at December 31, 2004 or 2003. The line of credit expires on July 29, 2005. We anticipate that the line of credit will be renewed with substantially the same terms as the existing line of credit. Any borrowings under the line of credit would bear interest at the lender's prime rate. We pay the lender a commitment fee on unused commitments. The line of credit is secured by a pledge of substantially all of our assets and the availability of funds under this line of credit is subject to compliance with certain financial covenants relating to its quick ratio, minimum tangible net worth, and other standard reporting requirements. As of December 31, 2004, letters of credit issued against the working capital line of credit totaled $1.0 million, representing the collateral required for certain lease obligations. In addition, as of December 31, 2004, approximately $0.1 million of the working capital line of credit was pledged as security for certain foreign currency forward contracts.

        On October 16, 2003, our Board of Directors authorized the repurchase of up to 1,000,000 shares of our common stock from time-to-time on the open market or in privately negotiated transactions. Under the program, shares could be repurchased prior to October 15, 2004 and in such amounts as market conditions warrant, and subject to regulatory and other considerations. On October 20, 2004, our Board of Directors authorized a new program for the repurchase of up to 1,000,000 shares of our common stock. Under this new program, shares may be repurchased prior to October 19, 2005 and in such amounts as market conditions warrant, and subject to regulatory and other considerations. We plan to use the shares repurchased under these programs for general corporate purposes, including for our stock option plans, employee stock purchase plan and other stock benefit plans. We repurchased 368,100 shares for approximately $3.4 million under these programs during the year ended December 31, 2004. We repurchased an additional 211,530 shares for approximately $2.7 million under these programs during the period from January 1, 2005 through March 8, 2005. There were no shares repurchased during the year ended December 31, 2003.

        We expect that our cash and cash equivalents and marketable debt securities will meet our needs for at least the next twelve months. Though we do not expect to make any major capital expenditures in 2005, we are always looking for opportunities to expand our business, which could include acquisitions or organic expansion into new markets. In April 2004, we used approximately $8.3 million of cash to purchase the outstanding stock of SnowShore. If we find that our cash and cash equivalents, marketable debt securities and funds available from our bank line of credit are not sufficient, we may choose to utilize or to seek other sources of financing. If we were to seek future equity financings, the terms may be dilutive to our stockholders and may contain restrictive covenants, which could limit our ability to pursue certain courses of action. It is possible that, should the need arise, we will not be able to obtain additional financing, or that the financing made available to us will not be on acceptable terms.

        The pricing of our products and the costs of our goods can be significantly affected by current market conditions. Market conditions can be impacted by inflation; however, we believe that inflation has not had a significant effect on our operations to date.

Recent Accounting Pronouncement

        In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards, or SFAS, No. 123 (revised 2004), "Share-Based Payment," or SFAS No. 123(R), which revises SFAS No. 123, "Accounting for Stock-Based Compensation" and supercedes Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and its related interpretations. SFAS No. 123(R) focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. Under SFAS No. 123(R), we will generally recognize stock compensation expense for awards of equity instruments to employees based on the grant-date fair value of the award. The cost of the award will be recognized in the consolidated statement of operations over the period during which an employee is required to provide service in exchange for the award, generally, the vesting period. SFAS No. 123(R) is effective for periods beginning after June 15, 2005. We expect to adopt SFAS No. 123(R) using the modified prospective application method. Adoption of SFAS No. 123(R) is expected to increase stock compensation expense. The actual impact on future years will be dependant on a number of factors, including our stock price and the level of future grants and awards made from our stock-based compensation plans. We disclose the pro-forma effect on our financial results using a fair value based approach in Note 1(p), "Stock Based Compensation," to our consolidated financial statements under Item 8 of this report. The pro forma effects disclosed are not necessarily representative of the effects on the results of operations in the future for the reasons provided above.

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

        As a result of the uncertain economic conditions that have affected most technology sectors and the telecommunications sector in particular, over the past few years many of our customers have aggressively sought to increase efficiency in their supply chains and reduce their inventory levels. Additionally, the slowdown in the telecommunications industry and the resulting decrease in spending by companies in our target markets have limited the rate of growth of data traffic and the use of the Internet, which are driving the convergence of data and telephony that we expect will give rise to demand for New Network applications. The economic downturn adversely affected our business and operating results for the first two quarters of 2003, and even more so for the years ended December 31, 2002 and 2001. While economic conditions have improved somewhat, if current economic conditions do not continue to improve or if they worsen, we may experience additional adverse effects on our revenue, net income and cash flow. For example, if the rate at which our customers order product decreases, it becomes more likely that our current inventories would be exposed to technological obsolescence, which would require us to reduce the value of those inventories on our balance sheet.

If we fail to compete successfully in the highly competitive telecommunications market, our revenue and profitability will suffer.

        The market for telecommunications equipment is highly competitive. If we are unable to differentiate our products from existing and future offerings of our competitors, and thereby effectively compete in the market for telecommunications equipment, our operating results could be materially adversely affected. Many of our current and potential competitors have significantly greater selling and marketing, technical, manufacturing, financial and other resources than we have. We expect our current competitors to continue to improve the design and performance of their existing products and to introduce new products and enhancements with improved price and performance characteristics. Our product sales may be threatened by new technologies, products or market trends, and we may have to reduce the prices of our products to stay competitive or we may not have the resources required to respond to the new technologies, products or market trends. In addition, new competitors may emerge in the markets we serve. An acquisition of, or by, one of our competitors may result in a substantially strengthened competitor with greater financial, engineering, manufacturing, marketing and customer service and support resources than we have. If our current or future competitors enter into strategic relationships with leading manufacturers covering products similar to those sold or being developed by us, our ability to sell products to those manufacturers may be adversely affected.

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

        Many of our customers and partners, including the large OEMs on which we focus a significant portion of our sales and marketing efforts, have the technical and financial ability to design and produce components replicating or improving on the functionality of most of our products. These customers often consider in-house development of technologies and products as an alternative to doing business with us. We cannot guarantee that our existing or potential customers will do business with us, rather than attempting to develop similar technology and products internally or obtaining technology or products through acquisitions. We cannot be certain that we will be able to find customers to replace the revenue lost as a result of customers developing technologies or products in-house. Any such occurrence could have a material adverse effect on our business, financial condition or operating results.

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

        The timely development of new or enhanced products is a complex and uncertain process. We intend to continue to invest significantly in product and technology development. We may experience design, manufacturing, marketing and other difficulties that could delay or prevent our development, introduction or commercialization of any new and enhanced products. In particular, development of new products may require different engineering skills and experience, which our current employees may not possess. We also may not be able to incorporate new technologies on a cost-effective or timely basis, which may result in unexpected expenses. We may not anticipate technological or market trends accurately or manage long development cycles successfully. We may be required to collaborate with third parties to develop products and may not be able to do so on a timely and cost-effective basis, if at all.

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

        One customer accounted for 18% of our revenue in 2004 and 19% of our revenue in 2003, and we expect this customer will account for more than 10% of our total revenue in 2005. The loss of this or any other major customer or the cancellation, reduction or delay of significant orders from such customers, even if only temporary, could significantly reduce our revenue and cash flow and could harm our reputation in the industry.

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

        In addition, the rapidly emerging and evolving nature of the markets in which we and our customers compete may cause prospective customers to delay their purchase decisions as they evaluate new technologies and develop and implement new systems. During the period in which our customers are evaluating whether to place an order with us, we often incur substantial sales and marketing expenses, without any assurance of future orders or their timing. Even after a customer places an order, the timing of the development and introduction of the customer's product, and in particular the timing of the implementation of our product into the customer's product, are controlled by, and can vary significantly with the needs of, the customer. In some circumstances, the customer will not require the product for several months. This continuing uncertainty can complicate our planning processes and reduce the predictability of our earnings and cash flows.

Our business and operating results could be adversely affected by downturns in economic conditions in countries outside the United States and other risks associated with international operations.

        Sales of our products to customers outside the United States accounted for 20% of our revenue in 2004 and 22% of our revenue in 2003. We anticipate that international sales will continue to account for a significant portion of our revenue. We are subject to a number of risks as a result of our international sales, including:

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

Our future success will depend in part on the continued migration to IP-based networks.

        We develop core technology that connects the traditional telephone network to the data network in the fax, enterprise voice and carrier enhanced service markets. For example, we expect that demand for new fax systems will be driven in part by the transition of many company voice networks to VoIP. We also anticipate that the migration to VoIP will generate the need for new enterprise voice application systems that connect to VoIP networks. Moreover, telecommunications carriers are now migrating their infrastructure toward IP-based technologies. As a result, our future success will depend on the timing and extent of the continued migration of our target markets to VoIP and other IP-based networks. This migration is still in a relatively early stage, and the continued migration to VoIP and other IP-based networks depends on various factors that are outside of our control, including concerns of enterprises and carriers regarding capital outlay requirements as well as competitive and regulatory issues. If the migration to IP-based networks does not occur for these or other reasons, or if it occurs more slowly than we expect, our operating results will be harmed.

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

        In addition, we currently use independent manufacturers to manufacture printed circuit boards, chassis and subassemblies in accordance with our design and specification. Our reliance on independent manufacturers involves a number of risks, including the potential for inadequate capacity of, unavailability of, or interruptions in access to, process technologies and reduced control over delivery schedules, manufacturing yields and costs. If our manufacturers are unable or unwilling to continue manufacturing our components in required quantities or to our quality expectations, we will have to transfer manufacturing to acceptable alternative manufacturers that we identify, which could result in significant delays in shipment of products to customers. Moreover, the manufacture of these components is extremely complex, and our reliance on the suppliers of these components exposes us to potential production difficulties and quality variations, which could negatively affect the cost and timely delivery of our products. We currently enter into purchase orders with independent manufacturers of materials based on forecasts of need, but have no guaranteed capacity arrangements with these manufacturers. Any significant interruption in the supply, or degradation in the quality, of any component could cause us to lose sales, incur additional costs and suffer harm to our reputation.

Defects in our products or problems arising from the use of our products may seriously harm our business and reputation.

        Products as complex as ours may contain known and undetected errors, bugs, or other performance problems. Defects are frequently found during the period immediately following introduction and initial implementation of new products or enhancements to existing products. Although it is our objective to resolve all bugs that we believe would be considered serious by our customers before implementation, our products may not be bug-free. We also provide warranties against defects in materials and workmanship on our hardware products for up to five years. Errors, bugs or performance problems could result in lost revenue or customer relationships and could be detrimental to our business and reputation generally. In addition, our customers generally use our products together with their own products and products from other vendors. As a result, when problems occur, it may be difficult to identify the source of the problem. These problems may cause us to incur significant warranty and repair costs, divert the attention of our engineering personnel from our product development efforts and cause significant customer relations problems.

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

Changes in stock option accounting rules may have a significant adverse affect on our operating results.

        We have a history of using broad based employee stock option programs to hire, incentivize and retain our workforce in a competitive marketplace. Statement of Financial Accounting Standards, or SFAS, No. 123, "Accounting for Stock-Based Compensation," allows companies the choice of either using a fair value method of accounting for options that would result in expense recognition for all options granted, or using an intrinsic value method, as prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," or APB No. 25, with pro forma disclosure of the impact on net income (loss) of using the fair value option exercise recognition method. We have previously elected to apply APB No. 25 and accordingly, we have not recognized any compensation expense with respect to employee stock options as long as such options are granted at exercise prices equal to the fair value of our common stock on the grant date.

        In December 2004, the Financial Accounting Standards Board issued SFAS No. 123 (revised 2004), "Share-Based Payment," or SFAS No. 123(R), which would require all companies to measure compensation cost for all share-based payments, including employee stock options, at fair value. This statement is effective for periods beginning after June 15, 2005. Adoption of SFAS No. 123(R) is expected to increase our stock compensation expense. The actual impact on future years will depend on a number of factors, including our stock price and the level of future grants and awards made from our stock-based compensation plans. If we had used the fair value method to measure compensation related to stock awards to employees, we would have incurred additional stock-based compensation, net of tax, of $5.4 million in 2004 and $6.6 million in 2003. See Note 1(p), "Stock Based Compensation," to our consolidated financial statements under Item 8 of this report. The pro forma effects for 2004 and 2003 are not necessarily representative of the effects on the results of operations in the future.

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

        In the telecommunications business, there is frequent litigation based on allegations of patent infringement. As the number of entrants in our market increases and the functionality of our products is enhanced and overlaps with the products of other companies, we may become subject to claims of infringement or misappropriation of the intellectual property rights of others. As a result, from time-to-time, third parties may claim exclusive patent or other intellectual property rights to technologies that we use. Although we believe that we do not face material liability related to infringement of the intellectual property of others, any claims asserting that our products infringe or may infringe proprietary rights of third parties, if determined adversely to us, could have a material adverse effect on our business, financial condition or operating results. Any claims, with or without merit, could be time-consuming, result in costly litigation, divert the efforts of our engineering and management personnel, cause delays in product shipments or require us to enter into royalty or licensing agreements, any of which could have a material adverse effect upon our operating results. In any legal action claiming patent infringement commenced against us, we cannot assure you that we would prevail given the complex technical issues and inherent uncertainties in patent litigation. In the event a claim against us was successful, and we could not obtain a license on acceptable terms or license a substitute technology or redesign to avoid infringement, we may be unable to market our affected products. This could have a material adverse effect on our business, financial condition and operating results.

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

We may enter into acquisitions that may be difficult to integrate, disrupt our business, dilute stockholder value or divert management attention.

        We intend to pursue acquisitions of businesses, technologies and products that will complement our existing operations. We cannot assure you that any acquisition we make in the future will provide us with the benefits we anticipated in entering into the transaction. Acquisitions are typically accompanied by a number of risks, including:

  •
  difficulties in integrating the operations and personnel of the acquired companies;

  •
  maintenance of acceptable standards, controls, procedures and policies;

  •
  potential disruption of ongoing business and distraction of management;

  •
  impairment of relationships with employees and customers as a result of any integration of new management or other personnel;

  •
  inability to maintain relationships with customers of the acquired business;

  •
  difficulties in incorporating acquired technology and rights into products and services;

  •
  failure to achieve the expected benefits of the acquisition;

  •
  unexpected expenses resulting from the acquisition;

  •
  potential unknown liabilities associated with the acquired businesses; and

  •
  unanticipated expenses related to acquired technology and its integration into existing technology.

        In addition, acquisitions may result in the incurrence of debt, restructuring charges and large one-time write-offs, such as write-offs for acquired in-process research and development costs. Acquisitions may also result in goodwill and other intangible assets that are subject to impairment tests, which could result in future impairment charges. Furthermore, if we finance acquisitions by issuing convertible debt or equity securities, our existing stockholders may be diluted and earnings per share may decrease.

        From time-to-time, we may enter into negotiations for acquisitions that are not ultimately consummated. Those negotiations could result in diversion of management time and significant out-of-pocket costs. If we fail to evaluate and execute acquisitions properly, we may not be able to achieve our anticipated level of growth and our business and operating results could be adversely affected.

Recent compliance initiatives will cause us to incur significant increased costs and will require substantial time of our management.

        The Sarbanes-Oxley Act, as well as new rules subsequently implemented by the SEC and the Nasdaq National Market, have imposed various new requirements on public companies, including requiring changes in corporate governance practices. Our management and other personnel will need to continue to devote a substantial amount of time to these new compliance initiatives. Moreover, these rules and regulations are increasing our legal and financial compliance costs and will make some activities more time-consuming and costly.

        In addition, the Sarbanes-Oxley Act requires, among other things, that we maintain effective internal controls for financial reporting and disclosure controls and procedures. In particular, we are performing system and process evaluation and testing of our internal controls over financial reporting to allow management, and our independent registered public accounting firm, to report on the effectiveness of our internal controls over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act. We must complete this evaluation by April 30, 2005. Our testing, or the subsequent testing by our independent registered public accounting firm, may reveal deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses. Our ongoing compliance with Section 404 will require that we incur substantial accounting expense and expend significant management efforts. Moreover, if we are not able to comply with the requirements of Section 404 in a timely manner, or if we or our independent registered public accounting firm identifies deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses, the market price of our stock could decline and we could be subject to sanctions or investigations by the Nasdaq, SEC or other regulatory authorities, which would require additional financial resources and management resources.

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

  •
  the mix of products that we sell; and

  •
  any interruptions in the flow of our products through our resellers or our two-tiered distribution system.

        Because of quarterly fluctuations, we believe that quarter-to-quarter comparisons of our operating results are not necessarily meaningful. Moreover, our operating results may not meet our announced guidance or expectations of equity research analysts or investors, in which case the price of our common stock could decrease significantly.

        In addition, our expense levels are based, in significant part, on our expectations as to future revenue and are largely fixed in the short term. As a result, we may be unable to adjust spending in a timely manner to compensate for any unexpected shortfall in revenue. Furthermore, we intend to increase our operating expenses as we expand our product development, sales and marketing, and administrative organizations. The timing of these increases and the rate at which new personnel become productive will affect our operating results, and, in particular, we may incur operating losses in the event of an unexpected delay in the rate at which development or sales personnel become productive. Any such revenue shortfall, and the resulting decrease in operating income or increase in operating loss, could lead to volatility in the price of our common stock.

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

        Our charter and by-laws contain provisions that might enable our management to resist a takeover of our company. In addition, we have implemented a shareholder rights plan. These provisions and our shareholder rights plan could have the effect of delaying, deferring, or preventing a change in control of Brooktrout or a change in our management that stockholders consider favorable or beneficial. They could discourage proxy contests and make it more difficult for stockholders to elect directors and take other corporate actions. They also could limit the price that investors may be willing to pay in the future for shares of our common stock.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

        Market risk represents the risk of loss that may affect us due to adverse changes in financial market prices and rates. Our market risk exposure is primarily from fluctuations in interest rates and foreign exchange rates.

  Interest Rate Risks

        We invest cash balances in excess of operating requirements in short-term securities, generally with maturities of 90 days or less on the date of purchase. These securities consist of U.S. government notes and bonds, commercial paper, and certificates of deposit. We also invest in marketable debt securities that consist of notes and bonds issued by various federal agencies of the United States, as well as corporate commercial paper, with maturities greater than 90 days on the date of purchase. If we were to experience a 1% increase in the effective interest rate, the effect on the carrying value of marketable debt securities would be a decrease of approximately $0.2 million. Changes in interest rates and the related impact on the carrying value of marketable debt securities do not generally affect our net income or loss because our securities are considered available-for-sale for accounting purposes and any unrealized gain or loss is deferred as a component of other comprehensive income.

        Our working capital line of credit provides for borrowings that bear interest at a variable rate equal to the lender's prime rate. As of December 31, 2004, we did not have any borrowings outstanding under this line of credit and, as a result, were not exposed to any market risk. Other than our use of the credit line as security for certain foreign currency forward contracts and letters of credit issued against the credit line, there have been no borrowings under the line of credit for the past three years.

  Foreign Currency Rate Risks

        In 2004, we derived approximately 20% of our revenue from sales to customers based outside of the United States. We generally conduct business in U.S. dollars; however, some of our international sales are denominated in foreign currencies. We also operate sales and support offices located outside of the United States and we incur expenses that are denominated in foreign currencies. We manage our exposure to foreign currency market risks through regular operating and financing activities. We also make use of foreign currency forward exchange contracts to minimize the impact of fluctuations in foreign currency exchange rates. We do not enter into foreign currency forward exchange contracts for trading purposes. As of December 31, 2004, a 10% appreciation or depreciation in foreign currency exchange rates from the prevailing market rates would have had an impact of approximately $0.2 million on our net loss for the year.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Brooktrout, Inc.:

        We have audited the accompanying consolidated balance sheets of Brooktrout, Inc. (the "Company") as of December 31, 2004 and 2003, and the related consolidated statements of operations, comprehensive income (loss), stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Brooktrout, Inc. as of December 31, 2004 and 2003, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP
Boston, Massachusetts
March 14, 2005

BROOKTROUT, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	December 31,
	2004	2003
Assets
Current assets:
Cash and cash equivalents	$18,452	$28,081
Marketable debt securities	34,250	27,869
Accounts receivable (less allowances for doubtful accounts and sales returns of $1,048 in 2004 and $843 in 2003)	10,346	10,232
Inventory	4,118	4,465
Income tax receivable	810	433
Deferred tax assets	3,286	3,830
Prepaid expenses and other current assets	2,096	2,442

Total current assets	73,358	77,352
Equipment and furniture, less accumulated depreciation	2,477	2,245
Deferred tax assets	15,492	9,413
Intangible assets, less accumulated amortization	5,658	5,909
Other assets, less accumulated amortization	2,092	1,748

Total assets	$99,077	$96,667

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$5,776	$5,350
Accrued expenses	6,369	5,216
Accrued compensation and commissions	3,093	2,405
Accrued warranty costs	1,248	1,138
Customer deposits	709	758

Total current liabilities	17,195	14,867
Long-term liabilities	192	146

Total liabilities	17,387	15,013

Commitments and contingencies (Note 15)	—	—
Stockholders' equity:
Preferred stock, $1.00 par value; authorized 100,000 shares; issued and outstanding, none	—	—
Common stock, $0.01 par value; authorized 80,000,000 shares at December 31, 2004 and 40,000,000 shares at December 31, 2003; issued 12,786,604 in 2004 and 12,937,019 in 2003	128	129
Additional paid-in capital	66,065	68,270
Accumulated other comprehensive loss	(143)	(45)
Notes receivable—officers	(9,845)	(9,845)
Retained earnings	25,485	26,942
Treasury stock, 260,386 shares in 2003, at cost	—	(3,797)

Total stockholders' equity	81,690	81,654

Total liabilities and stockholders' equity	$99,077	$96,667

See notes to consolidated financial statements.

BROOKTROUT, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Years ended December 31,
	2004	2003	2002
Revenue	$80,273	$74,656	$73,491

Costs and expenses:
Cost of product sold	24,993	26,380	33,121
Research and development	18,083	18,492	20,658
In-process research and development	2,490	—	—
Selling, general and administrative	36,152	29,883	28,909

Total costs and expenses	81,718	74,755	82,688

Operating loss	(1,445)	(99)	(9,197)

Other income, net:
Interest income, net and other	849	820	995
Gain on sale of investments	—	499	—

Total other income, net	849	1,319	995

(Loss) income before income taxes	(596)	1,220	(8,202)
Income tax provision (benefit)	861	665	(3,184)

(Loss) income from continuing operations	(1,457)	555	(5,018)
Discontinued operations:
Gain on disposal of discontinued operations, net of income tax benefit of $696	—	—	227

Net (loss) income	$(1,457)	$555	$(4,791)

(Loss) income per common share:
(Loss) income from continuing operations, basic and diluted	$(0.11)	$0.04	$(0.41)
Net (loss) income, basic and diluted	$(0.11)	$0.04	$(0.39)
Weighted average shares outstanding, basic	12,927	12,353	12,226
Weighted average shares outstanding, diluted	12,927	12,882	12,226

See notes to consolidated financial statements.

BROOKTROUT, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(in thousands)

	Years ended December 31,
	2004	2003	2002
Net (loss) income	$(1,457)	$555	$(4,791)
Other comprehensive (loss) income:
Unrealized (losses) gains on marketable debt securities, net of applicable taxes	(120)	16	(12)
Foreign currency translation adjustments	22	3	—

Total other comprehensive (loss) income	(98)	19	(12)

Comprehensive (loss) income	$(1,555)	$574	$(4,803)

See notes to consolidated financial statements.

BROOKTROUT, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands, except share data)

	Common Stock		Treasury Stock				Accumulated Other Comprehensive Income (Loss)
					Additional Paid-In Capital	Notes Receivable - Officers		Retained Earnings
	Shares	Amount	Shares	Amount					Total
January 1, 2002	12,462,242	$125	(255,384)	$(3,760)	$63,841	$(11,760)	$(52)	$31,178	$79,572
Exercise of stock options	70,568	—	—	—	329	—	—	—	329
Unrealized loss on marketable debt securities, net of tax	—	—	—	—	—	—	(12)	—	(12)
Net loss	—	—	—	—	—	—	—	(4,791)	(4,791)

December 31, 2002	12,532,810	125	(255,384)	(3,760)	64,170	(11,760)	(64)	26,387	75,098
Exercise of stock options	404,209	4	—	—	2,318	—	—	—	2,322
Unrealized loss on marketable debt securities, net of tax	—	—	—	—	—	—	16	—	16
Currency translation adjustment	—	—	—	—	—	—	3	—	3
Repayment of officer notes receivable	—	—	—	—	—	1,915	—	—	1,915
Common stock received for exercise of stock options	—	—	(5,002)	(37)	—	—	—	—	(37)
Tax benefit from stock option activity	—	—	—	—	1,782	—	—	—	1,782
Net income	—	—	—	—	—	—	—	555	555

December 31, 2003	12,937,019	129	(260,386)	(3,797)	68,270	(9,845)	(45)	26,942	81,654
Exercise of stock options	479,922	5	—	—	3,432	—	—	—	3,437
Unrealized loss on marketable debt securities, net of tax	—	—	—	—	—	—	(120)	—	(120)
Currency translation adjustment	—	—	—	—	—	—	22	—	22
Common stock received for exercise of stock options	—	—	(1,851)	(38)	—	—	—	—	(38)
Purchase of treasury stock	—	—	(368,100)	(3,387)	—	—	—	—	(3,387)
Elimination of treasury stock	(630,337)	(6)	630,337	7,222	(7,216)	—	—	—	—
Tax benefit from stock option activity	—	—	—	—	1,579	—	—	—	1,579
Net loss	—	—	—	—	—	—	—	(1,457)	(1,457)

December 31, 2004	12,786,604	$128	—	$—	$66,065	$(9,845)	$(143)	$25,485	$81,690

See notes to consolidated financial statements.

BROOKTROUT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years ended December 31,
	2004	2003	2002
Cash flows from operating activities:
Net (loss) income	$(1,457)	$555	$(4,791)
Adjustments to reconcile net (loss) income to cash flows from operating activities:
In-process research and development	2,490	—	—
Depreciation and amortization	2,583	3,208	4,106
Amortization of acquired and licensed software	760	692	1,041
Provision for doubtful accounts and sales returns	512	(525)	(41)
Inventory obsolescence expense	447	992	3,976
Deferred income taxes	(750)	(1,211)	1,229
Tax benefit from stock option activity	1,579	1,782	—
Gain on sale of investments	—	(499)	—
Loss on disposal of discontinued operations	—	—	469
Loss on disposal of equipment and furniture	—	—	6
Increase (decrease) in cash from changes in:
Accounts receivable	(420)	(1,107)	(277)
Inventory	(46)	1,340	1,181
Prepaid expenses and other assets	258	5,130	390
Current and long-term liabilities	1,497	554	(3,096)

Cash flows from operating activities	7,453	10,911	4,193

Cash flows from investing activities:
Maturities of marketable debt securities	17,034	17,019	15,711
Sales of marketable debt securities	8,172	3,327	2,751
Purchases of marketable debt securities	(31,777)	(30,112)	(20,876)
Acquisition of subsidiary, net of cash acquired	(8,255)	—	—
Expenditures for equipment and furniture	(1,352)	(548)	(848)
Expenditures for purchased and licensed software	(916)	(900)	—
Proceeds from sale of investments	—	499	—

Cash flows from investing activities	(17,094)	(10,715)	(3,262)

Cash flows from financing activities:
Exercises of stock options, net of common stock received	3,399	2,285	329
Proceeds from payment of officer notes receivable	—	1,915	—
Purchases of treasury stock	(3,387)	—	—

Cash flows from financing activities	12	4,200	329

(Decrease) increase in cash and cash equivalents	(9,629)	4,396	1,260
Cash and cash equivalents, beginning of year	28,081	23,685	22,425

Cash and cash equivalents, end of year	$18,452	$28,081	$23,685

Supplemental schedule of cash flow information:
Tax refunds received	$323	$6,326	$4,467
Tax payments	$170	$142	$470
Non-cash activities:
Common stock received for exercise of stock options	$38	$37	$—

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

(e) Marketable Debt Securities

        Marketable debt securities at December 31, 2004 and 2003 consisted of U.S. government notes and bonds, corporate debt securities, and foreign investments. Because these securities are available for immediate sale, they have been classified as current assets in the accompanying consolidated balance sheets. The Company classifies its marketable debt securities as available-for-sale and records them at fair value. Unrealized gains and losses, net of related taxes, are excluded from earnings and are reported as a separate component of other comprehensive income until realized. Purchases and sales of marketable debt securities are recorded on a trade date basis. Realized gains and losses from the sale of available-for-sale securities are determined on a specific identification basis. Dividend and interest income are recognized when earned. Realized gains and losses from the sale of available-for-sale securities and dividend and interest income are included in interest income, net and other in the consolidated statements of operations.

        A decline in the market value of an available-for-sale security below cost, which is deemed to be other than temporary, would result in a reduction in carrying amount to fair value. The impairment would be charged to earnings and a new cost basis for the security would be established. There have been no impairments of available-for-sale securities in the years ended December 31, 2004, 2003 and 2002.

(f) Inventory

        Inventory is carried at the lower of cost or market. Cost is determined using the first-in, first-out method. The Company reduces the value of its inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated realizable value based upon assumptions about future demand and market conditions.

(g) Equipment and Furniture

        Equipment and furniture is recorded at cost. Depreciation and amortization expense is provided using the straight-line method over the shorter of the estimated useful lives of the related assets, or the remaining term of the lease, excluding renewal periods. Useful lives of equipment and furniture are generally three to five years.

(h) Intangible Assets and Other Assets

        Intangible assets consist of acquired technology, customer base, patents, in-place workforce, and trademarks. Amortization expense is provided using the straight-line method over the estimated useful lives of the related assets, which are generally three to ten years.

        Other assets consist of purchased and licensed software, a deposit for technology to be acquired, and other deposits. Purchased and licensed software is being amortized to cost of product sold based on the greater of (i) the straight line basis over three years or (ii) the ratio of current gross revenue to total current and expected future revenues for these products.

(i) Impairment

        Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Long-lived assets, other than goodwill, are evaluated using the anticipated cash flows to be generated by the assets over their useful life. Goodwill, if any, would be evaluated using the estimated fair value of the group in which goodwill resides relative to the carrying value of the group. The Company has not incurred any impairment charges in the years ended December 31, 2004, 2003, and 2002.

(j) Warranties

        The Company provides warranties on its products for periods of up to five years. Provisions are made at the time revenue is recognized for the cost of fulfilling these commitments. Actual costs of fulfilling these warranty obligations have been within amounts estimated and provided.

(k) Revenue Recognition

        Revenue from product sales is recognized when the risk of loss and title pass to the customer, generally at the time of shipment, provided that persuasive evidence of an arrangement exists, the fee is fixed or determinable, and collection is reasonably assured. To the extent that one or more of these conditions are not met, which has occurred from time-to-time, revenue is deferred until such time as all four criteria are met. Revenue from sales to certain distributors is recognized on a "sell-through" basis, that is, when the distributors report to the Company that resale of the product to the ultimate customer of the distributor has occurred. If the Company receives a payment from a customer prior to meeting all of the revenue recognition criteria, the payment is recorded as a customer deposit or deferred revenue. In addition, customers are offered the option to enter into maintenance contracts on selected products that are renewable. Prepaid maintenance fees on these contracts are deferred and recognized evenly over the term of the maintenance contract.

        The Company records a provision for estimated sales returns and allowances as a deduction from sales in the same period that the related revenue is recorded. These estimates are based on historical sales returns, analysis of credit memo data and other known factors. In addition, the Company periodically offers rebate programs to customers that require the Company to estimate the cost of the program. The Company records a provision for the estimated cost of the program as a deduction from sales based on the results of previous rebate programs and other known factors.

(l) Research and Development Costs

        Research and development costs are expensed as incurred.

(m) Income Taxes

        Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to the differences between the carrying value of existing assets and liabilities and their respective tax bases and for operating loss and credit carryforwards. These assets and liabilities are measured using the enacted tax rates and laws that are expected to be in effect at the time the differences are expected to reverse. The Company believes that it is more likely than not that future operations will generate sufficient taxable income to realize the majority of the deferred tax assets. Valuation allowances are provided to the extent that recoverability of tax assets is unlikely.

(n) Fair Value of Financial Instruments

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

(o) Concentration of Credit Risk

        The Company holds its temporary cash, cash equivalents, and marketable debt securities in highly rated financial instruments and with highly rated financial institutions. In addition, the Company's investment policy limits its exposure to concentrations of credit risk.

        The Company sells its products to various customers in the high technology industry. The Company generally requires no collateral. To reduce credit risk, the Company performs credit evaluations of its customers. The Company maintains allowances for doubtful accounts for estimated losses resulting from its customers' inability to make required payments. At December 31, 2004 and 2003, 19% and 22%, respectively, of the Company's accounts receivable were due from one customer.

In addition, at December 31, 2003, 11% of the Company's accounts receivable were due from a second customer.

        The Company has one customer that generates more than 10% of total revenue. This customer accounted for approximately 18%, 19%, and 15% of revenue for the years ended December 31, 2004, 2003, and 2002, respectively.

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

        Had the Company used the fair value method to measure compensation related to stock awards to employees, reported income (loss) from continuing operations and loss per share would have been as follows:

	Years ended December 31,
	2004	2003	2002
	(in thousands, except per share data)
(Loss) income from continuing operations, as reported	$(1,457)	$555	$(5,018)
Stock-based compensation recorded	—	—	—
Pro forma stock-based compensation, net of tax	(5,379)	(6,629)	(6,422)

Loss from continuing operations, pro forma	$(6,836)	$(6,074)	$(11,440)

Loss from continuing operations per common share, basic and diluted pro forma	$(0.53)	$(0.49)	$(0.94)

Loss from continuing operations per common share, basic and diluted as reported	$(0.11)	$0.04	$(0.41)

        Basic weighted average shares outstanding were used in calculating the pro forma net loss per common share in each of the periods presented since the use of diluted weighted average shares outstanding would have had an anti-dilutive effect.

        For purposes of determining the disclosures provided above, the fair value of options on their grant date and grants under the Company's Employee Stock Purchase Plan (the "Purchase Plan") is

measured using the Black-Scholes option-pricing model. Key assumptions used to apply this pricing model were as follows:

	Years ended December 31,
	2004		2003		2002
	Option Plan	Purchase Plan	Option Plan	Purchase Plan	Option Plan	Purchase Plan
Risk-free interest rate	3.8%	2.0%	3.6%	1.1%	4.3%	1.2%
Expected life of option grants (years)	5.6	0.5	5.8	0.5	4.3	0.5
Expected volatility of underlying stock	84%	78%	85%	63%	65%	65%
Dividend yield	0%	0%	0%	0%	0%	0%

        The estimated weighted average fair value of option grants made during 2004, 2003, and 2002, was $7.11, $6.13, and $2.67, respectively, per option. The estimated weighted average fair value of grants made under the Purchase Plan during 2004, 2003, and 2002, was $2.17, $1.75, and $1.52, respectively, per share.

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

        A reconciliation of weighted average shares used for the basic and diluted computations is as follows:

	Years ended December 31,
	2004	2003	2002
Weighted average shares for basic	12,927,000	12,353,000	12,226,000
Dilutive effect of stock options	—	529,000	—

Weighted average shares for diluted	12,927,000	12,882,000	12,226,000

        Stock options to purchase 4,073,373 shares, 1,837,132 shares and 3,545,893 shares were excluded from the computation of diluted earnings per share in the years ended December 31, 2004, 2003 and 2002, respectively. As a result of the net losses for the years ended December 31, 2004 and 2002, all outstanding stock options were excluded because of their anti-dilutive effect. For the year ended December 31, 2003, certain stock options were excluded because the exercise price of the stock options exceeded the average market price of the Company's common stock and, as a result, would have had an anti-dilutive effect.

(r) Foreign Currency Translation

        The Company's functional currency is the U.S. dollar. For subsidiaries where the functional currency is the U.S. dollar, gains and losses resulting from foreign currency transactions are included in the consolidated statements of operations within interest income, net and other. Gains and losses related to foreign currency transactions included in the consolidated statements of operations have not been material in any of the years presented. For subsidiaries where the functional currency is other than the U.S. dollar, monetary assets and liabilities denominated in the foreign functional currency are translated into U.S. dollars using the current exchange rate at the respective balance sheet dates. Revenues, costs and expenses denominated in the foreign functional currency are translated at the weighted average exchange rate for the year. The cumulative effect of these translations is classified within accumulated other comprehensive loss, a separate component of shareholders' equity.

(s) New Accounting Standard

        In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 123 (revised 2004), "Share-Based Payment" ("SFAS No. 123(R)"), which revises SFAS No. 123, "Accounting for Stock-Based Compensation" and supercedes Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and its related interpretations. SFAS No. 123(R) focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. Under SFAS No. 123(R), the Company will generally recognize stock compensation expense for awards of equity instruments to employees based on the grant-date fair value of the award. The cost of the award will be recognized in the consolidated statement of operations over the period during which an employee is required to provide service in exchange for the award, generally, the vesting period. SFAS No. 123(R) is effective for periods beginning after June 15, 2005. The Company expects to adopt SFAS No. 123(R) using the modified prospective application method. Adoption of SFAS No. 123(R) is expected to increase stock compensation expense. The actual impact on future years will be dependant on a number of factors, including our stock price and the level of future grants and awards made from our stock-based compensation plans. We disclose the pro-forma effect on our financial results using a fair value based approach in Note 1(p), "Stock Based Compensation." The pro forma effects disclosed are not necessarily representative of the effects on the results of operations in the future for the reasons provided above.

(t) Reclassifications

        Certain amounts in the 2003 and 2002 consolidated financial statements have been reclassified to conform to the 2004 presentation.

2. Acquisition

        On April 5, 2004, the Company acquired the outstanding capital stock of SnowShore Networks, Inc. ("SnowShore") pursuant to the terms of an Agreement and Plan of Merger entered into on March 25, 2004. SnowShore, now a wholly owned subsidiary, was acquired because it is a leading edge provider of software and hardware for Voice over IP product offerings, specifically for the media server market. The purchase price for the outstanding capital stock of SnowShore was $9.0 million, paid in cash, plus $0.2 million of transaction costs. Under the Agreement and Plan of Merger, $1.0 million of the purchase price was paid into an escrow account pending the resolution of representation and warranty provisions contained in the Agreement and Plan of Merger. Because there has been no evidence to the contrary, the Company expects the entire escrow amount to be released to the seller and accordingly, the escrow amount was included as part of the cost of the acquired entity at the acquisition. However, the purchase price remains subject to finalization and could change pending the resolution of representation and warranty provisions contained in the Agreement and Plan of Merger. The Company expects to finalize the purchase price in April 2005.

        The acquisition has been accounted for as a purchase, and accordingly, the results of operations of SnowShore have been included in the Company's consolidated financial statements from the date of acquisition. The purchase price has been allocated to the assets acquired based on their fair values using an independent appraisal. The fair value of the assets acquired exceeded the purchase price due primarily to deferred tax assets acquired. These deferred tax assets were fully reserved by SnowShore because it was more likely than not that their future operations would not generate sufficient taxable income to realize the deferred tax assets. The negative goodwill related to this transaction resulted in a pro rata reduction in the identified long-lived assets acquired. This reduction has been reflected in the asset values contained in the table below. The following is a summary of the purchase price allocation:

(in thousands)
Cash paid	$9,000
Acquisition-related costs	220

$9,220

Cash and cash equivalents	$965
Accounts receivable	206
Inventory	54
Prepaid expenses and other current assets	40
Equipment and furniture	141
Intangible assets	1,069
Deferred tax assets, net of valuation allowances of $0.9 million	5,143
In-process research and development	2,490
Accounts payable, accrued expenses and other liabilities	(658)
Accrued compensation and commissions	(230)

Total	$9,220

        Of the $1.1 million of acquired intangible assets, $0.8 million was assigned to patents with a ten year weighted average useful life and the remaining $0.3 million was assigned to completed technology, trademarks and customer lists with a four year weighted average useful life.

        The Company recorded a charge of $2.5 million in the second quarter of 2004 for purchased in-process technology related to development projects that have not reached technological feasibility, have no alternative future use, and for which successful development was uncertain. The value of the purchased in-process research and development was computed by determining the present value of the project's future economic benefits from future revenues net of anticipated costs and expenses. A discount rate of 25% was used in this calculation and was derived based on the estimated weighted average cost of capital as adjusted to reflect the additional risk inherent in product development. As of December 31, 2004, the Company estimates that these projects were approximately 70% complete. The Company estimates that the projects will reach completion in 2005 and will require additional spending of approximately $1.0 million. Some of the risks and uncertainties inherent in the estimated costs to complete, and the attainment of completion, include the difficulty of predicting the duration of product development and the risk that changes in product requirements could result in unexpected redesign activity.

        The following pro forma financial summary is presented as if the acquisition of SnowShore occurred at the beginning of each period presented:

	Years ended December 31,
	2004	2003
	(in thousands, except per share data)
Revenue	$80,720	$76,261
Net loss	(2,020)	(2,591)
Net loss per common share, basic and diluted	$(0.16)	$(0.21)
Weighted average shares outstanding, basic and diluted	12,927	12,353

3. Discontinued Operations

        In 2001, the Company's Board of Directors adopted formal plans to discontinue its Brooktrout Software and Interspeed segments.

        Brooktrout Software—In 2001, the Company sold Brooktrout Software to Sonexis, Inc. ("Sonexis"), formerly known as eYak, Inc., for approximately $4.9 million in cash and 3,374,054 shares of Sonexis preferred stock (the "Sonexis Shares"), which represented approximately 6 percent of Sonexis's aggregate outstanding shares at the date of the transaction. The Sonexis Shares were independently valued at $5.4 million ($1.59 per share). The sale of Brooktrout Software resulted in a net gain on disposal of discontinued operations of $7.0 million, net of taxes, during the year ended December 31, 2001. At December 31, 2001, as a result of the Company's review of the financial position of Sonexis, these shares were revalued at $1.5 million, or $0.43 per share. The Company considered this decline in fair value to be other than temporary, and accordingly, recognized a charge of $3.9 million reported as loss on investments in the consolidated statement of operations for the year ended December 31, 2001.

        In 2002, the Company and Sonexis reached an agreement resolving various post-closing adjustments and indemnification claims of both parties that had been asserted in connection with the sale of Brooktrout Software. As part of this agreement, the Company agreed to exchange the Sonexis Shares for an immediate and final resolution and release of substantially all claims related to the sale of Brooktrout Software. The effect of this settlement was a pre-tax non-cash charge to discontinued operations of $1.5 million related to the exchange of Sonexis Shares, offset by a pre-tax gain of $0.6 million to reduce net liabilities related to discontinued operations to zero and an income tax benefit of $0.9 million. The income tax benefit related primarily to net deferred tax liabilities, which are no longer required due to the final settlement of the transaction.

        Interspeed—Prior to September 24, 1999, the Company owned 100% of Interspeed. On September 24, 1999, Interspeed sold 2,000,000 shares of its common stock in an initial public offering at a price of $12.00 per share pursuant to a registration statement on Form S-1, as amended, under the Securities Act of 1933, as amended (the "Offering"). In conjunction with the Offering, the Company sold 1,925,000 shares of Interspeed common stock that it owned. As of December 31, 1999, the Company owned approximately 57% of the Interspeed common shares outstanding and included Interspeed as one of its consolidated subsidiaries.

        In January 2001, the Board of Directors of Interspeed announced that it was curtailing operations and liquidating the remaining assets for the benefit of creditors. The Company, which was a creditor of Interspeed, received net proceeds from the Interspeed creditors' trust of $0.4 million during the year ended December 31, 2002. These proceeds resulted in an after tax net gain from discontinued operations of $0.2 million, or $0.02 per basic and diluted common share outstanding, for the year ended December 31, 2002.

4. Marketable Debt Securities

        Marketable debt securities consisted of the following:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Market Value
	(in thousands)
December 31, 2004:
U.S. government notes and bonds	$12,864	$—	$(61)	$12,803
Corporate debt securities	20,783	—	(90)	20,693
Foreign investments	755	—	(1)	754

Total	$34,402	$—	$(152)	$34,250

December 31, 2003:
U.S. government notes and bonds	$13,789	$22	$(2)	$13,809
Corporate debt securities	11.963	25	(9)	11,979
Foreign investments	2,079	2	—	2,081

Total	$27,831	$49	$(11)	$27,869

        At December 31, 2004, marketable debt securities with an aggregate market value of $1.3 million had been in an unrealized loss position for more than 12 months. The unrealized losses related to these securities at December 31, 2004 are not material to the Company's financial position or results from operations.

        The amortized cost and estimated fair value of marketable debt securities at December 31, 2004, by contractual maturity are shown below. Actual maturities may differ from the contractual maturities because the issuers of the securities may have the right to repay the obligations without prepayment penalties.

	Amortized Cost	Market Value
	(in thousands)
Marketable debt securities:
Due in one year or less	$25,149	$25,052
Due after one year through five years	9,253	9,198

Total	$34,402	$34,250

        Realized gains and losses from the sale of marketable debt securities were not material to the Company's results from operations in any of the periods presented.

5. Investments

        Network Engines—On July 21, 2003, the Company completed the sale of approximately 135,000 shares of Network Engines, Inc. ("NEI") common stock at prices ranging from $3.70 to $3.75 per share (net of commissions). The Company had acquired these shares in early July 2003 through the exercise of a warrant with NEI at a price of $0.0733 per share. The gain on the sale of this investment was $0.5 million and was recorded as a gain on the sale of investments in the accompanying consolidated statements of operations.

6. Inventory

        The components of inventory, net of reserves, are as follows:

	December 31,
	2004	2003
	(in thousands)
Raw materials	$724	$569
Work in process	537	373
Finished goods	2,857	3,523

Total	$4,118	$4,465

        The following is a rollforward of reserves provided for inventory obsolescence:

	Years ended December 31,
	2004	2003	2002
	(in thousands)
Balance, beginning of year	$4,379	$3,909	$6,591
Provisions	447	992	3,976
Write offs	(1,908)	(522)	(6,658)
Other changes in reserves provided for inventory obsolescence	25	—	—

Balance, end of year	$2,943	$4,379	$3,909

7. Equipment and Furniture

        Equipment and furniture consisted of the following:

	December 31,
	2004	2003
	(in thousands)
Computer equipment	$9,060	$8,444
Furniture and office equipment	10,216	9,710

Total equipment and furniture	19,276	18,154
Less: accumulated depreciation and amortization	(16,799)	(15,909)

Equipment and furniture, net	$2,477	$2,245

        Depreciation expense was $1.3 million, $1.7 million, and $2.6 million for the years ended December 31, 2004, 2003, and 2002, respectively.

8. Intangible Assets and Other Assets

        Intangible assets consisted of the following:

	December 31,
	2004	2003
	(in thousands)
Acquired technology	$12,124	$12,038
Customer base	1,336	1,264
In-place workforce	972	972
Patents	839	—
Trademarks	373	301

Total intangible assets	15,644	14,575
Less: accumulated amortization	(9,986)	(8,666)

Intangible assets, net of amortization	$5,658	$5,909

        All intangibles carried on the balance sheets are being amortized. Intangible asset amortization expense was $1.3 million, $1.5 million, and $1.5 million for the years ended December 31, 2004, 2003, and 2002, respectively. Included in intangible assets are amounts allocated to in-place workforce, which SFAS No. 142 requires to be reclassified as goodwill; such assets were fully amortized prior to January 1, 2002, and as a result, no adjustments or reclassifications were recorded.

        Amortization expense associated with these intangible assets for years ending December 31 is anticipated to be as follows:

Year Ending December 31,	Amortization Expense
(in thousands)
2005	$1,356
2006	1,356
2007	1,338
2008	1,163
2009	87
Thereafter	358

        Other assets consisted of the following:

	December 31,
	2004	2003
	(in thousands)
Purchased and licensed software and deposit for technology to be acquired	$4,216	$3,300
Deposits	498	308

Total other assets	4,714	3,608
Less: accumulated amortization of purchased and licensed software	(2,622)	(1,860)

Other assets, net	$2,092	$1,748

        Other asset amortization expense was $0.8 million, $0.7 million, and $1.0 million for the years ended December 31, 2004, 2003, and 2002, respectively.

        Total estimated amortization expense associated with these other assets for years ending December 31 is anticipated to be as follows:

Year Ending December 31,	Amortization Expense
(in thousands)
2005	$598
2006	605
2007	364
2008	27

9. Valuation and Qualifying Accounts

Allowances for doubtful accounts and sales returns:

        The following is a rollforward of allowances provided for doubtful accounts and sales returns:

	Years ended December 31,
	2004	2003	2002
	(in thousands)
Balance, beginning of year	$843	$1,679	$2,074
Provisions	512	(525)	(41)
Write-offs	(216)	(169)	(116)
Recoveries	81	9	28
Rebate payments to customers	(172)	(151)	(266)

Balance, end of year	$1,048	$843	$1,679

Accrued warranty costs:

        The following is a rollforward of accrued warranty costs:

	Years ended December 31,
	2004	2003	2002
	(in thousands)
Balance, beginning of year	$1,138	$1,060	$789
Provisions for claims	342	217	520
Claims incurred	(232)	(139)	(249)

Balance, end of year	$1,248	$1,138	$1,060

10. Line of Credit

        As of December 31, 2004, the Company has a $5.0 million working capital line of credit available from a commercial bank. There were no borrowings outstanding under the line of credit at December 31, 2004 or 2003. The line of credit expires on July 29, 2005. We anticipate that the line of credit will be renewed with substantially the same terms as the existing line of credit. Any borrowings under the line of credit would bear interest at the lender's prime rate. In addition, the Company pays the lender a commitment fee on unused commitments. The line of credit is secured by a pledge of substantially all of the Company's assets and the availability of funds under this line of credit is subject to compliance with certain financial covenants relating to its quick ratio, minimum tangible net worth, and other standard reporting requirements. As of December 31, 2004, letters of credit issued against the working capital line of credit totaled $1.0 million, representing the collateral required for certain lease obligations. In addition, as of December 31, 2004, approximately $0.1 million of the working capital line of credit was pledged as security for certain foreign currency forward contracts.

11. Income Taxes

        The provision (benefit) for income taxes on continuing operations is as follows:

	Years ended December 31,
	2004	2003	2002
	(in thousands)
Federal—current	$—	$—	$(5,461)
State—current	59	56	53
Foreign—current	18	38	28
Federal—deferred	(642)	(984)	661
State—deferred	(12)	(83)	(390)
Foreign—deferred	(115)	(171)	—
Tax benefit from stock option activity	1,534	1,782	—
Increase in valuation allowance	19	27	1,925

Total tax provision (benefit)	$861	$665	$(3,184)

        A reconciliation of the statutory federal rate to the effective tax rate on continuing operations is as follows:

	Years ended December 31,
	2004	2003	2002
	(in thousands)
Statutory tax rate	(35)%	35%	(35)%
State taxes, net of federal benefit	13	6	(3)
Research and development credits	—	—	(8)
In-process research and development	146	—	—
Valuation allowance	3	2	23
All other	17	11	(16)

Effective tax rate	144%	54%	(39)%

        The tax effects of significant items comprising the Company's net deferred tax position as of December 31, is as follows:

	December 31,
	2004	2003
	(in thousands)
Current deferred tax assets:
Reserves and accruals not currently deductible for tax purposes	$3,197	$3,515
Federal and state tax credits	120	315

Current deferred tax assets	3,317	3,830
Less: valuation allowance	31	—

Current deferred tax assets, net	3,286	3,830

Long-term deferred tax assets:
Purchased research and development, capitalized for tax, expensed for book	3,517	3,951
Tax benefit from state net operating losses and credits	1,890	1,354
Intangible assets, different amortization methods	1,036	1,248
Investments, capital loss carryforwards	1,930	1,975
Equipment and furniture, different depreciation methods	3,608	1,191
Tax benefit from federal net operating loss carryforward	6,041	1,373
Other	266	273

Long-term deferred tax assets	18,288	11,365
Less: valuation allowance	2,796	1,952

Long-term deferred tax assets, net	15,492	9,413

Total deferred tax assets, net	$18,778	$13,243

        A valuation allowance was recorded against the Company's deferred tax assets from capital loss carryforwards and certain net operating losses. In addition, a valuation allowance of $0.9 million has been established for certain deferred tax assets that were acquired in connection with the SnowShore acquisition. If circumstances change and the Company is able to realize some or all of the deferred tax assets that had been previously reserved for, the reduction of the valuation allowance will be recognized as a reduction to intangible assets acquired in the acquisition. Deferred tax assets associated with the federal net operating losses will expire between 2023 and 2024. Deferred tax assets associated with the federal tax credits will expire between 2008 and 2021. Deferred tax assets associated with the majority of state net operating losses and credits will expire between 2006 and 2023.

        The Company uses judgment in determining our provision for income tax expense (benefit). In the ordinary course of conducting a multi-national business operation, there are many transactions and calculations undertaken whose ultimate tax outcome cannot be certain. Some of these uncertainties arise as a consequence of transactions and arrangements made among related parties, transfer pricing for transactions with the Company's subsidiaries, changes in state and foreign tax laws required to be applied retroactively, and potential challenges to nexus and credit estimates. The Company estimates its exposure to unfavorable outcomes related to these uncertainties and estimates the probability of such outcomes.

12. Stockholders' Equity

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

        The 1999 Plan was adopted and amended by the Board of Directors on December 8, 1999, and was further amended on October 9, 2001. Stockholders have not approved the 1999 Plan. Stock options may be issued under the 1999 Plan for a maximum of 1,300,000 shares of common stock of the Company. The 1999 Plan allows for granting of non-qualified options to employees who are not officers or directors.

        The following table summarizes information about the Company's equity compensation plans:

	Number of shares to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of shares remaining available for future issuance under equity compensation plans
	(in thousands)
Equity compensation plans approved by stockholders	3,343,315	$9.80	376,410
Equity compensation plans not approved by stockholders	730,058	15.21	388,714

Total	4,073,373	$10.77	765,124

        The following is a summary of stock option activity under all stock option plans:

	Number of Shares	Weighted Average Exercise Price
Outstanding at January 1, 2002	3,036,067	$12.44
Granted	637,845	4.90
Exercised	(2,829)	4.25
Expired and forfeited	(125,190)	15.09

Outstanding at December 31, 2002	3,545,893	10.99
Granted	912,375	8.48
Exercised	(357,222)	5.83
Expired and forfeited	(196,129)	12.79

Outstanding at December 31, 2003	3,904,917	10.79
Granted	903,850	9.98
Exercised	(448,416)	7.04
Expired and forfeited	(286,978)	14.37

Outstanding at December 31, 2004	4,073,373	$10.77

        The following table sets forth information regarding stock options outstanding at December 31, 2004:

Range of Exercise Prices	Number of Shares Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Life (years)	Number Currently Exercisable	Weighted Average Exercise Price for Currently Exercisable
$3.15–$4.50	535,514	$4.05	7.22	371,421	$4.05
4.59–6.94	664,416	6.39	6.62	557,701	6.57
6.95–8.04	532,093	7.28	8.46	266,100	7.27
8.47–8.47	149,406	8.47	8.79	46,195	8.47
8.49–9.30	619,462	9.26	9.66	153,511	9.27
9.50–12.88	459,168	11.08	6.17	278,208	11.58
12.94–18.72	487,844	15.11	5.82	364,972	15.22
18.75–22.37	458,918	20.64	5.47	439,368	20.59
22.38–42.25	166,552	27.87	3.93	162,802	27.85

$3.15–$44.25	4,073,373	$10.77	7.10	2,640,278	$11.85

        At December 31, 2004, 2003, and 2002, options to purchase 2,640,278 shares, 2,330,681 shares, and 1,961,549 shares, respectively, were exercisable. At December 31, 2004, 2003, and 2002, the weighted average exercise prices for exercisable shares were $11.85, $12.71, and $12.77, respectively.

        Employee Stock Purchase Plan—The Company's Second Amended and Restated 1992 Stock Purchase Plan (the "Purchase Plan") provides for sales to participating employees of up to an aggregate of 687,500 shares of common stock, at prices that are not less than 85% of the fair market value on the beginning or ending date of the six month offering period, whichever is lower. Shares of common stock totaling 427,159 have been issued to employees under the Purchase Plan through December 31, 2004. The Company has issued 31,506 shares, 46,987 shares, and 67,739 shares of common stock in connection with the Purchase Plan in the years ended December 31, 2004, 2003, and 2002, respectively.

        Reserved Shares—The Company has reserved 4,838,497 shares of common stock for issuance upon the exercise of stock options and the purchase of stock under the Purchase Plan.

        Brooktrout Shareholder Rights Plan—The Company's board of directors adopted a Shareholder Rights Plan in September 1998 and declared a dividend of one Preferred Stock Purchase Right ("Right") for each outstanding share of common stock. Each such Right entitles the registered holder to purchase from the Company one ten-thousandth of a share of Series A junior participating cumulative preferred stock at a purchase price of $79.00 in cash. Initially, the Rights are not exercisable and will be attached to all certificates representing outstanding shares of common stock. The Rights will separate from the common stock as of the date (the "Distribution Date") that is the earliest of (i) ten calendar days following the date of a public announcement that a person or group of affiliated or associated persons (an "Acquiring Person"), has acquired beneficial ownership of 15% or more of the outstanding shares of common stock; (ii) ten business days (or such later day as the board may determine) following the commencement of a tender or exchange offer that would result in a person or group becoming the beneficial owner of 15% or more of the outstanding shares of common stock, or (iii) a determination by the board that a person or group has become an Adverse Person (as such term is defined in the Shareholder Rights Plan). The Distribution Date may be deferred in circumstances determined by the board and the board may amend the Shareholder Rights Plan from time-to-time, under certain circumstances. The Rights will expire upon the close of business on September 9, 2008, unless earlier redeemed or exchanged.

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

        Common Stock—In May 2004, the Company's shareholders approved an amendment to the Company's Restated Articles of Organization increasing the number of shares of authorized common stock by 40,000,000 shares to 80,000,000 shares.

        Stock Repurchase—On October 16, 2003, the Company's Board of Directors authorized the repurchase of up to 1,000,000 shares of the Company's common stock from time-to-time on the open market or in privately negotiated transactions. Under the program, shares could be repurchased prior to October 15, 2004 and in such amounts as market conditions warrant, and subject to regulatory and other considerations. On October 20, 2004, the Company's Board of Directors authorized a new program for the repurchase of up to 1,000,000 shares of the Company's common stock. Under this new program, shares may be repurchased prior to October 19, 2005 and in such amounts as market conditions warrant, and subject to regulatory and other considerations. The Company plans to use the shares repurchased under these programs for general corporate purposes, including the Company's stock option plans, employee stock purchase plan and other stock benefit plans. The Company repurchased 368,100 shares for approximately $3.4 million under these programs during the year ended December 31, 2004. There were no shares repurchased during the year ended December 31, 2003.

        Effective July 1, 2004, companies incorporated in the Commonwealth of Massachusetts became subject to Chapter 156D of the Massachusetts Business Corporation Act. Chapter 156D eliminates the concept of treasury stock and provides that shares reacquired by a company are treated as authorized but unissued shares of common stock. As a result, the Company has reclassified certain shares that were previously classified as treasury stock as authorized but unissued shares of common stock in its balance sheet as of December 31, 2004.

        Notes Receivable—Officers—On March 3, 2000, the Board of Directors approved a program under which executive officers of the Company financed the exercise price of stock options totaling $11.8 million in exchange for non-recourse promissory notes. The notes do not bear interest and become due and payable in full no later than the expiration of the options, which range from 2004 to 2009. Automatic repayment is required upon the sale of the common stock that is the subject of a note or within 90 days following the termination of the executive officer's employment with the Company. No amounts were repaid during the year ended December 31, 2004. The officers' repaid $1.9 million of these notes during the year ended December 31, 2003.

13. Retirement Plans

        The Company has a 401(k) retirement plan available to qualified employees. Employees may contribute up to 18% of their salary to the plan, subject to certain regulatory limitations. The Company makes discretionary contributions to the plan equal to the lesser of 25% of either the participant's contribution or 6% of a participant's salary. The Company contributed $0.3 million to this plan in each of the years ended December 31, 2004, 2003, and 2002.

14. Segment Reporting

        The Company develops, manufactures and sells software and hardware products that enable the development of communications systems and services. The Company sells its products to system vendors, service providers, enterprise customers, original equipment manufacturers, and value-added resellers, both domestically and internationally, through a direct sales force and a two-tiered distribution system. The Company has one operating segment. The Company's products, while designed for different customers and different principal markets, otherwise have similar economic characteristics.

        Geographic Information—Revenues are derived from the following geographic areas, international sales are principally exports from the United States:

	Years ended December 31,
	2004	2003	2002
	(in thousands)
United States	80%	78%	78%
International	20	22	22

	100%	100%	100%

        Substantially all of our assets are located within the United States.

15. Commitments and Contingencies

        Litigation—From time-to-time, the Company is a party to legal and other actions, which may include allegations of patent infringement made against us and/or our customers, which arise in the normal course of business. The Company, taking into account advice of counsel, does not currently believe the eventual outcome of any such pending or potential matters, including matters in which we may have an obligation on behalf of our customers, will have a material effect on the Company's consolidated financial condition or results of operations.

        Operating Leases—The Company has various operating lease commitments for office and manufacturing facilities, whose initial terms typically range between three and ten years. Some of the leases contain renewal options ranging from three to ten years. Rent expense is recorded on a straight-line basis over the term of the lease and is reduced by any sublease income. The net rent expense for operating leases was $3.3 million, $2.8 million, and $2.7 million for each of the years ended December 31, 2004, 2003, and 2002, respectively.

        Total minimum lease payments under non-cancelable operating leases for years ending December 31 is anticipated to be as follows:

Year Ending December 31,	Minimum Lease Payments
(in thousands)
2005	$2,651
2006	1,110
2007	389
2008	389
2009	275
Thereafter	118

16. Related Party Transaction

        The Company occasionally retains certain travel services from a company that is owned in part by an officer of the Company. In 2004, 2003 and 2002, purchases from this company totaled $0.2 million, $0.1 million, and $0.03 million, respectively. The Company believes that the prices that it received are on terms comparable to those that would be available from unaffiliated third parties. There were no amounts payable to this related party at December 31, 2004 and 2003.

17. Subsequent Event

        In March 2005, the Company repurchased 211,530 shares of its common stock for approximately $2.7 million under a stock repurchase plan that was authorized by the Company's Board of Directors in October 2004. The Company plans to use the shares repurchased under these programs for general corporate purposes, including the Company's stock option plans, employee stock purchase plan and other stock benefit plans.

18. Selected Quarterly Financial Data (Unaudited)

	2004 Quarter Ended				2003 Quarter Ended
	March 31	June 30	September 30	December 31	March 31	June 30	September 30	December 31
Revenue	$18,693	$19,193	$20,369	$22,018	$15,534	$17,390	$19,446	$22,286
Gross profit	12,725	12,887	14,024	15,644	9,204	11,120	12,766	15,186
Net income (loss)	182	(2,927)	425	863	(1,663)	(702)	917	2,003
Income (loss) per common share:
Net income (loss), basic	$0.01	$(0.22)	$0.03	$0.07	$(0.14)	$(0.06)	$0.07	$0.16
Net income (loss), diluted	$0.01	$(0.22)	$0.03	$0.06	$(0.14)	$(0.06)	$0.07	$0.15

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        Not applicable.

Item 9A. Controls and Procedures

(a)
Evaluation of disclosure controls and procedures.

        Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) as of December 31, 2004. In designing and evaluating our disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and our management necessarily applied its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of December 31, 2004, our disclosure controls and procedures were (1) designed to ensure that material information relating to our company, including our consolidated subsidiaries, is made known to our chief executive officer and chief financial officer by others within those entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

(b)
Management's report on internal control over financial reporting.

        We conducted an evaluation of the effectiveness of our internal controls over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management has not fully completed its evaluation of the effectiveness of our internal controls over financial reporting, but based on the information currently available, management believes that the deficiencies identified, individually or in the aggregate, do not constitute a material weakness in internal control over financial reporting. We are eligible for the 45-day extension of time allowed by the SEC to file management's annual report on internal control over financial reporting, required by Item 308(a) of Regulation S-K, and the related attestation report of the registered public accounting firm, required by Item 308(b) of Regulation S-K. We have elected to utilize this 45-day extension and, therefore, this Form 10-K does not include these reports. Management expects to complete its evaluation of the effectiveness of our internal controls over financial reporting, and we anticipate filing these reports in an amended Form 10-K, on or before April 30, 2005.

(c)
Changes in internal controls.

        No significant changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended December 31, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

        Not applicable.

PART III

Item 10. Directors and Executive Officers of the Registrant

        The information appearing under the captions "Proposal One: Election of Two Class I Directors," "Information about Continuing Directors," "Information about Corporate Governance," "Board and Committees—Audit Committee," "Code of Business Conduct and Ethics," and "Section 16(a) Beneficial Ownership Reporting Compliance" in our definitive Proxy Statement for our 2005 Annual Meeting of Stockholders, to be filed with the SEC pursuant to Regulation 14A, not later than 120 days after the close of the fiscal year, is incorporated into this report by reference.

        Information regarding our executive officers is set forth in Part I above and is incorporated herein by reference.

Item 11. Executive Compensation

        Information in response to this Item will appear under the captions "Information about Executive Officers" and "Compensation of Directors" in our definitive Proxy Statement for our 2005 Annual Meeting of Stockholders, to be filed with the SEC pursuant to Regulation 14A, not later than 120 days after the close of the fiscal year, and is incorporated into this report by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        Information in response to this Item appears in Note 12, "Stockholders' Equity," of the notes to consolidated financial statements in Item 8 of this report and will also appear under the captions "Equity Compensation Plan Information" and "Information About Stock Ownership" in our definitive Proxy Statement for our 2005 Annual Meeting of Stockholders, to be filed with the SEC pursuant to Regulation 14A, not later than 120 days after the close of the fiscal year, and is incorporated into this report by reference.

Item 13. Certain Relationships and Related Transactions

        Information in response to this Item will appear under the caption "Related-Party Transactions" in our definitive Proxy Statement for our 2005 Annual Meeting of Stockholders, to be filed with the SEC pursuant to Regulation 14A, not later than 120 days after the close of the fiscal year, and is incorporated into this report by reference.

Item 14. Principal Accountant Fees and Services

        Information in response to this Item will appear under the caption "Independent Registered Public Accounting Firm Fees" in our definitive Proxy Statement for our 2005 Annual Meeting of Stockholders, to be filed with the SEC pursuant to Regulation 14A, not later than 120 days after the close of the fiscal year, and is incorporated into this report by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)

  (1)
  Financial Statements

    The following are included in Part II of this Annual Report on Form 10-K:

      Report of Independent Registered Public Accounting Firm
      Consolidated Balance Sheets at December 31, 2004 and 2003
      Consolidated Statements of Operations for the years ended December 31, 2004, 2003 and 2002
      Consolidated Statements of Comprehensive (Loss) Income for the years ended December 31, 2004, 2003 and 2002
      Consolidated Statements of Stockholders' Equity for the years ended December 31, 2004, 2003 and 2002
      Consolidated Statements of Cash Flows for the years ended December 31, 2004, 2003 and 2002
      Notes to Consolidated Financial Statements

  (2)
  Financial Statement Schedules

    Schedules are omitted because they are either not required or the required information is provided in the consolidated financial statements or notes thereto.

  (3)
  Exhibits

    Exhibits filed herewith or incorporated herein by reference are set forth in Item 15(c) below.

(b)
Current Report on Form 8-K

        On October 20, 2004, we filed a Current Report on Form 8-K furnishing a press release announcing our financial results for the quarter ended September 30, 2004, and filing a separate press release announcing that our Board of Directors had authorized the repurchase of up to 1,000,000 shares of our common stock from time-to-time on the open market or in privately negotiated transactions.

(c)
Exhibits

Exhibit No.	Title
2.1	Asset Purchase Agreement by and among BTGP, Inc. and Brooktrout Technology Europe Limited dated December 17, 1998 is hereby incorporated by reference from Exhibit 2.1 to Current Report on Form 8-K filed with the SEC on December 29, 1998 (File No. 000-20698).
2.2	Asset Purchase Agreement by and among BTINH Operating Company, Inc. and Netaccess, Inc. dated June 30, 1997 is hereby incorporated by reference from Exhibit 2.1 to Current Report on Form 8-K filed with the SEC on July 14, 1997 (File No. 000-20698).
3.1	Restated Articles of Organization of Brooktrout, Inc. are hereby incorporated by reference from Exhibit 3.1 to Annual Report on Form 10-K for the fiscal year ended December 31, 1992 filed with the SEC on March 31, 1993 (File No. 000-20698).
3.2	Articles of Amendment to the Restated Articles of Organization of Brooktrout, Inc. are hereby incorporated by reference from Exhibit 3.2 to Annual Report on Form 10-K for the fiscal year ended December 31, 1998 filed with the SEC on March 30, 1999 (File No. 000-20698).

3.3	Articles of Amendment to the Restated Articles of Organization of Brooktrout, Inc. are hereby incorporated by reference from Exhibit 3.2 to Annual Report on Form 10-K for the fiscal year ended December 31, 1999 filed with the SEC on March 30, 2000 (File No. 000-20698).
3.4	Articles of Amendment to the Restated Articles of Organization of Brooktrout, Inc. are hereby incorporated by reference from Exhibit 3.3 to Amendment No. 2 to the Quarterly Report on Form 10-Q/A for the fiscal quarter ended June 30, 2000 filed with the SEC on November 17, 2000 (File No. 000-20698).
3.5	Articles of Amendment to the Restated Articles of Organization of Brooktrout, Inc. are hereby incorporated by reference from Exhibit 3.5 to the Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2004 filed with the SEC on August 6, 2004 (File No. 000-20698).
3.6	Amended and Restated By-laws of Brooktrout, Inc. are hereby incorporated by reference from Exhibit 3.4 to Annual Report on Form 10-K for the fiscal year ended December 31, 2001 filed with the SEC on March 25, 2002 (File No. 000-20698).
4.1	Shareholder Rights Agreement, dated as of September 9, 1998, between Brooktrout, Inc. and State Street Bank and Trust Company, as Rights Agent is hereby incorporated by reference from Exhibit 4.1 to Registration Statement on Form 8-A filed with the SEC on September 14, 1998 (File No. 000-20698).
4.2	Amendment No. 1 to Shareholder Rights Agreement, dated as of March 1, 2002, between Brooktrout, Inc., State Street Bank and Trust Company, as Rights Agent, and EquiServe Trust Company, N.A. as successor Rights Agent, is hereby incorporated by reference from Exhibit 4.2 to Annual Report on Form 10-K for the fiscal year ended December 31, 2001 filed with the SEC on March 25, 2002 (File No. 000-20698).
10.1	Lease between Brooktrout, Inc. and Trustees of Needham 152 Second Avenue Trust dated April 7, 1997 is hereby incorporated by reference from Exhibit 10.1 to Annual Report on Form 10-K for the fiscal year ended December 31, 1997, as filed with the SEC on March 30, 1998 (File No. 000-20698).
10.2	Assignment and Assumption of Lease between Brooktrout, Inc. and Lucent Technologies Inc. dated December 17, 1998 is hereby incorporated by reference from Exhibit 10.3 to Annual Report on Form 10-K for the fiscal year ended December 31, 1998, as filed with the SEC on March 30, 1999 (File No. 000-20698).
10.3	Lease between Brooktrout, Inc. and Pacific Gateway Properties, Inc., dated August 15, 1995, as amended is hereby incorporated by reference from Exhibit 10.4 to Annual Report on Form 10-K for the fiscal year ended December 31, 1998, as filed with the SEC on March 30, 1999 (File No. 000-20698).
*10.4	Brooktrout, Inc. Amended and Restated 1992 Stock Incentive Plan is hereby incorporated by reference from Exhibit 10.5 to Annual Report on Form 10-K for the fiscal year ended December 31, 2001 filed with the SEC on March 25, 2002 (File No. 000-20698).
*10.5	Brooktrout, Inc. Second Amended and Restated 1992 Stock Purchase Plan, dated January 1, 2001, as amended May 10, 2001 and May 14, 2003, is hereby incorporated by reference from Exhibit 99 to Registration Statement on Form S-8 filed with the SEC on December 10, 2003 (File No. 333-111066).

*10.6	Brooktrout, Inc. 1999 Stock Incentive Plan is hereby incorporated by reference from Exhibit 4.1 to Registration Statement on Form S-8 filed with the SEC on June 30, 2000 (File No. 333-40644).
*10.7	First Amendment to Brooktrout, Inc. 1999 Stock Incentive Plan is hereby incorporated by reference from Exhibit 4.2 to Registration Statement on Form S-8 filed with the SEC on June 30, 2000 (File No. 333-40644).
*10.8	Second Amendment to Brooktrout, Inc. 1999 Stock Incentive Plan is hereby incorporated by reference from Exhibit 4.6 to Registration Statement on Form S-8 filed with the SEC on December 28, 2001 (File No. 333-76074).
*10.9	Brooktrout, Inc. 2001 Stock Option and Incentive Plan is hereby incorporated by reference from Exhibit 4.1 to Registration Statement on Form S-8 filed with the SEC on December 28, 2001 (File No. 333-76074).
*10.10	Standard form of Incentive Stock Option Agreement for Executive Officers pursuant to the Brooktrout, Inc. 2001 Stock Option and Incentive Plan is hereby incorporated by reference from Exhibit 10.1 to Current Report on Form 8-K filed with the SEC on September 24, 2004 (File No. 000-20698).
*10.11	Standard form of Non-Employee Director Non-Qualified Stock Option Agreement pursuant to the Brooktrout, Inc. Amended and Restated 1992 Stock Incentive Plan is hereby incorporated by reference from Exhibit 10.2 to Current Report on Form 8-K filed with the SEC on September 24, 2004 (File No. 000-20698).
*10.12	Form of Non-Qualified Stock Option Agreement entered into by Brooktrout, Inc. and various executive officers on September 24, 2004 pursuant to the Brooktrout, Inc. Amended and Restated 1992 Stock Incentive Plan is hereby incorporated by reference from Exhibit 10.1 to Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2004 filed with the SEC on November 9, 2004 (File No. 000-20698).
*10.13	Standard form of Non-Employee Director Non-Qualified Stock Option Agreement pursuant to the Brooktrout, Inc. 2001 Stock Option and Incentive Plan is filed herewith.
*10.14	2004 Bonus Plan for Executive Officers is filed herewith.
*10.15	2005 Management Compensation Plan is filed herewith.
*10.16	Executive Retention Agreement dated March 16, 2005 between Brooktrout, Inc. and Ronald J. Bleakney is filed herewith.
*10.17	Executive Retention Agreement dated March 16, 2005 between Brooktrout, Inc. and David W. Duehren is filed herewith.
*10.18	Executive Retention Agreement dated March 16, 2005 between Brooktrout, Inc. and Eric R. Giler is filed herewith.
*10.19	Executive Retention Agreement dated March 16, 2005 between Brooktrout, Inc. and Robert C. Leahy is filed herewith.
*10.20	Executive Retention Agreement dated March 16, 2005 between Brooktrout, Inc. and Heather J. Magliozzi is filed herewith.
*10.21	Executive Retention Agreement dated March 16, 2005 between Brooktrout, Inc. and R. Andrew O'Brien is filed herewith.
14	Code of Business Conduct and Ethics is filed herewith.
21	List of Subsidiaries of Brooktrout, Inc. is filed herewith.

23	Consent of Independent Registered Public Accounting Firm—Deloitte & Touche LLP is filed herewith.
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002 is filed herewith.
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002 is filed herewith.
32.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002 is filed herewith.
32.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002 is filed herewith.

*
Management contract or compensatory plan.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, as of March 16, 2005.

BROOKTROUT, INC.
By:	/s/ ERIC R. GILER Eric R. Giler President

        Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed by the following persons, on behalf of the registrant and in the capacities and indicated, as of March 16, 2005.

Signatures	Title

/s/ ERIC R. GILER Eric R. Giler	President and Director (Principal Executive Officer)
/s/ ROBERT C. LEAHY Robert C. Leahy	Vice President of Finance and Operations, and Treasurer (Principal Financial and Accounting Officer)
/s/ DAVID W. DUEHREN David W. Duehren	Director
/s/ ROBERT G. BARRETT Robert G. Barrett	Director
/s/ DAVID L. CHAPMAN David L. Chapman	Director
/s/ W. BROOKE TUNSTALL W. Brooke Tunstall	Director

EXHIBIT INDEX

Exhibit No.	Title
2.1	Asset Purchase Agreement by and among BTGP, Inc. and Brooktrout Technology Europe Limited dated December 17, 1998 is hereby incorporated by reference from Exhibit 2.1 to Current Report on Form 8-K filed with the SEC on December 29, 1998 (File No. 000-20698).
2.2	Asset Purchase Agreement by and among BTINH Operating Company, Inc. and Netaccess, Inc. dated June 30, 1997 is hereby incorporated by reference from Exhibit 2.1 to Current Report on Form 8-K filed with the SEC on July 14, 1997 (File No. 000-20698).
3.1	Restated Articles of Organization of Brooktrout, Inc. are hereby incorporated by reference from Exhibit 3.1 to Annual Report on Form 10-K for the fiscal year ended December 31, 1992 filed with the SEC on March 31, 1993 (File No. 000-20698).
3.2	Articles of Amendment to the Restated Articles of Organization of Brooktrout, Inc. are hereby incorporated by reference from Exhibit 3.2 to Annual Report on Form 10-K for the fiscal year ended December 31, 1998 filed with the SEC on March 30, 1999 (File No. 000-20698).
3.3	Articles of Amendment to the Restated Articles of Organization of Brooktrout, Inc. are hereby incorporated by reference from Exhibit 3.2 to Annual Report on Form 10-K for the fiscal year ended December 31, 1999 filed with the SEC on March 30, 2000 (File No. 000-20698).
3.4	Articles of Amendment to the Restated Articles of Organization of Brooktrout, Inc. are hereby incorporated by reference from Exhibit 3.3 to Amendment No. 2 to the Quarterly Report on Form 10-Q/A for the fiscal quarter ended June 30, 2000 filed with the SEC on November 17, 2000 (File No. 000-20698).
3.5	Articles of Amendment to the Restated Articles of Organization of Brooktrout, Inc. are hereby incorporated by reference from Exhibit 3.5 to the Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2004 filed with the SEC on August 6, 2004 (File No. 000-20698).
3.6	Amended and Restated By-laws of Brooktrout, Inc. are hereby incorporated by reference from Exhibit 3.4 to Annual Report on Form 10-K for the fiscal year ended December 31, 2001 filed with the SEC on March 25, 2002 (File No. 000-20698).
4.1	Shareholder Rights Agreement, dated as of September 9, 1998, between Brooktrout, Inc. and State Street Bank and Trust Company, as Rights Agent is hereby incorporated by reference from Exhibit 4.1 to Registration Statement on Form 8-A filed with the SEC on September 14, 1998 (File No. 000-20698).
4.2	Amendment No. 1 to Shareholder Rights Agreement, dated as of March 1, 2002, between Brooktrout, Inc., State Street Bank and Trust Company, as Rights Agent, and EquiServe Trust Company, N.A. as successor Rights Agent, is hereby incorporated by reference from Exhibit 4.2 to Annual Report on Form 10-K for the fiscal year ended December 31, 2001 filed with the SEC on March 25, 2002 (File No. 000-20698).
10.1	Lease between Brooktrout, Inc. and Trustees of Needham 152 Second Avenue Trust dated April 7, 1997 is hereby incorporated by reference from Exhibit 10.1 to Annual Report on Form 10-K for the fiscal year ended December 31, 1997, as filed with the SEC on March 30, 1998 (File No. 000-20698).

10.2	Assignment and Assumption of Lease between Brooktrout, Inc. and Lucent Technologies Inc. dated December 17, 1998 is hereby incorporated by reference from Exhibit 10.3 to Annual Report on Form 10-K for the fiscal year ended December 31, 1998, as filed with the SEC on March 30, 1999 (File No. 000-20698).
10.3	Lease between Brooktrout, Inc. and Pacific Gateway Properties, Inc., dated August 15, 1995, as amended is hereby incorporated by reference from Exhibit 10.4 to Annual Report on Form 10-K for the fiscal year ended December 31, 1998, as filed with the SEC on March 30, 1999 (File No. 000-20698).
*10.4	Brooktrout, Inc. Amended and Restated 1992 Stock Incentive Plan is hereby incorporated by reference from Exhibit 10.5 to Annual Report on Form 10-K for the fiscal year ended December 31, 2001 filed with the SEC on March 25, 2002 (File No. 000-20698).
*10.5	Brooktrout, Inc. Second Amended and Restated 1992 Stock Purchase Plan, dated January 1, 2001, as amended May 10, 2001 and May 14, 2003, is hereby incorporated by reference from Exhibit 99 to Registration Statement on Form S-8 filed with the SEC on December 10, 2003 (File No. 333-111066).
*10.6	Brooktrout, Inc. 1999 Stock Incentive Plan is hereby incorporated by reference from Exhibit 4.1 to Registration Statement on Form S-8 filed with the SEC on June 30, 2000 (File No. 333-40644).
*10.7	First Amendment to Brooktrout, Inc. 1999 Stock Incentive Plan is hereby incorporated by reference from Exhibit 4.2 to Registration Statement on Form S-8 filed with the SEC on June 30, 2000 (File No. 333-40644).
*10.8	Second Amendment to Brooktrout, Inc. 1999 Stock Incentive Plan is hereby incorporated by reference from Exhibit 4.6 to Registration Statement on Form S-8 filed with the SEC on December 28, 2001 (File No. 333-76074).
*10.9	Brooktrout, Inc. 2001 Stock Option and Incentive Plan is hereby incorporated by reference from Exhibit 4.1 to Registration Statement on Form S-8 filed with the SEC on December 28, 2001 (File No. 333-76074).
*10.10	Standard form of Incentive Stock Option Agreement for Executive Officers pursuant to the Brooktrout, Inc. 2001 Stock Option and Incentive Plan is hereby incorporated by reference from Exhibit 10.1 to Current Report on Form 8-K filed with the SEC on September 24, 2004 (File No. 000-20698).
*10.11	Standard form of Non-Employee Director Non-Qualified Stock Option Agreement pursuant to the Brooktrout, Inc. Amended and Restated 1992 Stock Incentive Plan is hereby incorporated by reference from Exhibit 10.2 to Current Report on Form 8-K filed with the SEC on September 24, 2004 (File No. 000-20698).
*10.12	Form of Non-Qualified Stock Option Agreement entered into by Brooktrout, Inc. and various executive officers on September 24, 2004 pursuant to the Brooktrout, Inc. Amended and Restated 1992 Stock Incentive Plan is hereby incorporated by reference from Exhibit 10.1 to Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2004 filed with the SEC on November 9, 2004 (File No. 000-20698).
*10.13	Standard form of Non-Employee Director Non-Qualified Stock Option Agreement pursuant to the Brooktrout, Inc. 2001 Stock Option and Incentive Plan is filed herewith.
*10.14	2004 Bonus Plan for Executive Officers is filed herewith.
*10.15	2005 Management Compensation Plan is filed herewith.

*10.16	Executive Retention Agreement, dated March 16, 2005, between Brooktrout, Inc. and Ronald J. Bleakney is filed herewith.
*10.17	Executive Retention Agreement, dated March 16, 2005, between Brooktrout, Inc. and David W. Duehren is filed herewith.
*10.18	Executive Retention Agreement, dated March 16, 2005, between Brooktrout, Inc. and Eric R. Giler is filed herewith.
*10.19	Executive Retention Agreement, dated March 16, 2005, between Brooktrout, Inc. and Robert C. Leahy is filed herewith.
*10.20	Executive Retention Agreement, dated March 16, 2005, between Brooktrout, Inc. and Heather J. Magliozzi is filed herewith.
*10.21	Executive Retention Agreement, dated March 16, 2005, between Brooktrout, Inc. and R. Andrew O'Brien is filed herewith.
14	Code of Business Conduct and Ethics is filed herewith.
21	List of Subsidiaries of Brooktrout, Inc. is filed herewith.
23	Consent of Independent Registered Public Accounting Firm—Deloitte & Touche LLP is filed herewith.
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002 is filed herewith.
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002 is filed herewith.
32.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002 is filed herewith.
32.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002 is filed herewith.

*
Management contract or compensatory plan.

QuickLinks

TABLE OF CONTENTS
PART I
  Item 1. Business
  Item 2. Properties
  Item 3. Legal Proceedings
  Item 4. Submission of Matters to a Vote of Security Holders
PART II
  Item 5. Market For Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
  Item 6. Selected Financial Data
  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
Risks Related to Our Business
Risks Related to Our Common Stock
  Item 7A. Quantitative and Qualitative Disclosures about Market Risk
  Item 8. Financial Statements and Supplementary Data
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
BROOKTROUT, INC. CONSOLIDATED BALANCE SHEETS
BROOKTROUT, INC. CONSOLIDATED STATEMENTS OF OPERATIONS
BROOKTROUT, INC. CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS)  INCOME
BROOKTROUT, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS
BROOKTROUT, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
  Item 9A. Controls and Procedures
  Item 9B. Other Information
PART III
  Item 10. Directors and Executive Officers of the Registrant
  Item 11. Executive Compensation
  Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
  Item 13. Certain Relationships and Related Transactions
  Item 14. Principal Accountant Fees and Services
PART IV
  Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K
SIGNATURES
EXHIBIT INDEX