Form 10-K/A
period 2004-12-31
BROOKTROUT INC
filed 2005-05-02
CIK 754516

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(AMENDMENT NO. 1)

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO

SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to                   .

Commission File No.: 000-20698

BROOKTROUT, INC.

(Exact Name of Registrant as Specified in Its Charter)

MASSACHUSETTS	04-2814792
(State or Other Jurisdiction	(IRS Employer
of Incorporation or Organization)	Identification Number)

250 FIRST AVENUE, NEEDHAM, MASSACHUSETTS 02494

(Address of Principal Executive Offices) (Zip Code)

Registrant’s Telephone Number, Including Area Code: (781) 449-4100

Securities Registered Pursuant to Section 12(b) of the Act: None

Securities Registered Pursuant to Section 12(g) of the Act:

Common Stock	Preferred Stock Purchase Rights
(title of class)	(title of class)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for other such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒     No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A. ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).  Yes ☒  No     ☐

On June 30, 2004 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the voting and non-voting common equity held by nonaffiliates of the registrant was approximately $129.9 million, based on the last reported sales price of $10.82 of the registrant’s common stock on the Nasdaq National Market. Shares of voting stock held by each officer and director have been excluded in that such persons may be deemed to be affiliates.

As of January 31, 2005, 12,788,229 shares of common stock, $0.01 par value per share, were outstanding.

EXPLANATORY NOTE

Brooktrout, Inc. (the “Company”) is filing this Amendment No. 1 to its Form 10-K for the year ended December 31, 2004, filed with the Securities and Exchange Commission on March 16, 2005, in accordance with the SEC’s Release No. 34-50754, “Exemptive Order on Management’s Report on Internal Control over Financial Reporting and Related Auditor Report,” which provided a 45 day extension for certain registrants to file management’s report on internal control over financial reporting, as required by Item 308(a) of Regulation S-K, and the related attestation report of the independent registered public accounting firm, as required by Item 308(b) of Regulation S-K. This Amendment No. 1 consists of:

•                  Amended and restated Item 9A, “Controls and Procedures,” to include Management’s Report on Internal Control over Financial Reporting and the Report of Independent Registered Public Accounting Firm;

•                  Revised Consent of Independent Registered Public Accounting Firm as a result of the revisions described above; and

•                  Revised certifications pursuant to Exchange Act Rules 13a-14(a) or 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Except for the amendments described above, this Amendment No. 1 does not modify or update other disclosures in, or exhibits to, the Form 10-K filed with the SEC on March 16, 2005.

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

(b)    Evaluation of internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

The management of Brooktrout, Inc. (the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting, and for performing an assessment of the effectiveness of internal control over financial reporting as of December 31, 2004. Under the supervision and with the participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer, management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this assessment, management believes that the Company’s internal control over financial reporting was effective as of December 31, 2004.

The Company’s internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of assets; provide reasonable assurances that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures are being made only in accordance with authorizations of our management and directors; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004 has been attested to by Deloitte & Touche LLP, independent registered public accounting firm, as stated in their report which is included herein.

(c)    Changes in internal controls.

No significant change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended December 31, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Brooktrout, Inc.:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Brooktrout, Inc. (the “Company”) maintained effective internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error of fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2004 and 2003, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2004, and our report dated March 14, 2005 expressed an unqualified opinion on those financial statements.

/s/ Deloitte & Touche LLP
Boston, Massachusetts
April 29, 2005

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)

(3)    Exhibits

Exhibits filed herewith or incorporated herein by reference are set forth in Item 15(c) below.

(c)    Exhibits

 Exhibits filed as part of this Annual Report on Form 10-K/A are listed on the Exhibit Index following the signature pages hereto and are incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Annual Report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized, as of May 2, 2005.

BROOKTROUT, INC.
By:	/s/ ERIC R. GILER
Eric R. Giler
President

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K/A has been signed by the following persons, on behalf of the registrant and in the capacities and indicated, as of May 2, 2005.

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

*10.10

Standard form of Incentive Stock Option Agreement for Executive Officers pursuant to the Brooktrout, Inc. 2001 Stock Option and Incentive Plan is hereby incorporated by reference from Exhibit 10.1 to Current Report on Form 8- K filed with the SEC on September 24, 2004 (File No. 000-20698).

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

*10.13

Standard form of Non-Employee Director Non-Qualified Stock Option Agreement pursuant to the Brooktrout, Inc. 2001 Stock Option and Incentive Plan is hereby incorporated by reference from Exhibit 10.13 to Annual Report on Form 10-K for the fiscal year ended December 31, 2004 filed with the SEC on March 16, 2005 (File No. 000-20698).

*10.14

2004 Bonus Plan for Executive Officers is hereby incorporated by reference from Exhibit 10.14 to Annual Report on Form 10-K for the fiscal year ended December 31, 2004 filed with the SEC on March 16, 2005 (File No. 000-20698).

*10.15

2005 Management Compensation Plan is hereby incorporated by reference from Exhibit 10.15 to Annual Report on Form 10-K for the fiscal year ended December 31, 2004 filed with the SEC on March 16, 2005 (File No. 000-20698).

*10.16

Executive Retention Agreement, dated March 16, 2005, between Brooktrout, Inc. and Ronald J. Bleakney is hereby incorporated by reference from Exhibit 10.16 to Annual Report on Form 10-K for the fiscal year ended December 31, 2004 filed with the SEC on March 16, 2005 (File No. 000-20698).

*10.17

Executive Retention Agreement, dated March 16, 2005, between Brooktrout, Inc. and David W. Duehren is hereby incorporated by reference from Exhibit 10.17 to Annual Report on Form 10-K for the fiscal year ended December 31, 2004 filed with the SEC on March 16, 2005 (File No. 000-20698).

*10.18

Executive Retention Agreement, dated March 16, 2005, between Brooktrout, Inc. and Eric R. Giler is hereby incorporated by reference from Exhibit 10.18 to Annual Report on Form 10-K for the fiscal year ended December 31, 2004 filed with the SEC on March 16, 2005 (File No. 000-20698).

*10.19

Executive Retention Agreement, dated March 16, 2005, between Brooktrout, Inc. and Robert C. Leahy is hereby incorporated by reference from Exhibit 10.19 to Annual Report on Form 10-K for the fiscal year ended December 31, 2004 filed with the SEC on March 16, 2005 (File No. 000-20698).

*10.20

Executive Retention Agreement, dated March 16, 2005, between Brooktrout, Inc. and Heather J. Magliozzi is hereby incorporated by reference from Exhibit 10.20 to Annual Report on Form 10-K for the fiscal year ended December 31, 2004 filed with the SEC on March 16, 2005 (File No. 000-20698).

*10.21

Executive Retention Agreement, dated March 16, 2005, between Brooktrout, Inc. and R. Andrew O’Brien is hereby incorporated by reference from Exhibit 10.21 to Annual Report on Form 10-K for the fiscal year ended December 31, 2004 filed with the SEC on March 16, 2005 (File No. 000-20698).

14

Code of Business Conduct and Ethics is hereby incorporated by reference from Exhibit 14 to Annual Report on Form 10-K for the fiscal year ended December 31, 2004 filed with the SEC on March 16, 2005 (File No. 000-20698).

21

List of Subsidiaries of Brooktrout, Inc. is hereby incorporated by reference from Exhibit 21 to Annual Report on Form 10-K for the fiscal year ended December 31, 2004 filed with the SEC on March 16, 2005 (File No. 000-20698).

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

32.1

Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002 is hereby incorporated by reference from Exhibit 32.1 to Annual Report on Form 10-K for the fiscal year ended December 31, 2004 filed with the SEC on March 16, 2005 (File No. 000-20698).

32.2

Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002 is hereby incorporated by reference from Exhibit 32.2 to Annual Report on Form 10-K for the fiscal year ended December 31, 2004 filed with the SEC on March 16, 2005 (File No. 000-20698).

*              Management contract or compensatory plan.