Form 10-Q
period 2005-03-31
BROOKTROUT INC
filed 2005-05-10
CIK 754516

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

As of April 28, 2005, 12,693,812 shares of common stock, $0.01 par value per share, were outstanding.

BROOKTROUT, INC.
FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2005

“BROOKTROUT” and the “NEW NETWORK” are trademarks or registered trademarks of Brooktrout, Inc.

PART I – FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements

BROOKTROUT, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	March 31,	December 31,
	2005	2004
Assets
Current assets:
Cash and cash equivalents	$12,642	$18,452
Marketable debt securities	38,163	34,250
Accounts receivable, less allowances for doubtful accounts and sales returns of $1,037 at March 31, 2005 and $1,048 at December 31, 2004	7,757	10,346
Inventory	4,434	4,118
Income tax receivable	826	810
Deferred tax assets	3,317	3,286
Prepaid expenses and other current assets	1,966	2,096

Total current assets	69,105	73,358

Equipment and furniture, less accumulated depreciation and amortization of $17,113 at March 31, 2005 and $16,799 at December 31, 2004	2,646	2,477
Deferred tax assets	16,022	15,492
Intangible assets, less accumulated amortization of $10,325 at March 31, 2005 and $9,986 at December 31, 2004	5,319	5,658
Other assets, less accumulated amortization of $2,772 at March 31, 2005 and $2,622 at December 31, 2004	2,042	2,092

Total assets	$95,134	$99,077

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$5,438	$5,776
Accrued expenses	5,726	6,369
Accrued compensation and commissions	2,417	3,093
Accrued warranty costs	1,252	1,248
Customer deposits	828	709

Total current liabilities	15,661	17,195

Long-term liabilities	169	192

Total liabilities	15,830	17,387

Commitments and contingencies (Note 8)

Stockholders’ equity:
Preferred stock, $1.00 par value; authorized 100,000 shares; issued and outstanding, none	—	—
Common stock, $0.01 par value; authorized 80,000,000 shares; issued 12,691,949 at March 31, 2005 and 12,786,604 at December 31, 2004	127	128
Additional paid-in capital	64,266	66,065
Accumulated other comprehensive loss	(241)	(143)
Notes receivable — officers	(9,845)	(9,845)
Retained earnings	24,997	25,485

Total stockholders’ equity	79,304	81,690

Total liabilities and stockholders’ equity	$95,134	$99,077

See notes to unaudited condensed consolidated financial statements.

BROOKTROUT, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Three Months Ended March 31,
	2005	2004

Revenue	$17,850	$18,693
Costs and expenses:
Cost of product sold	5,483	5,968
Research and development	4,864	4,485
Selling, general and administrative	8,509	8,118
Total costs and expenses	18,856	18,571

Operating (loss) income	(1,006)	122
Other income, net	320	182

(Loss) income before income taxes	(686)	304
Income tax (benefit) provision	(198)	122

Net (loss) income	$(488)	$182

Net (loss) income per common share, basic and diluted	$(0.04)	$0.01
Weighted average shares outstanding, basic	12,766	12,854
Weighted average shares outstanding, diluted	12,766	14,305

See notes to unaudited condensed consolidated financial statements.

BROOKTROUT, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF
COMPREHENSIVE (LOSS) INCOME
(in thousands)

	Three Months Ended March 31,
	2005	2004

Net (loss) income	$(488)	$182
Other comprehensive (loss) income:
Unrealized losses on marketable debt securities, net of applicable taxes	(54)	(3)
Foreign currency translation adjustments	(44)	4

Total other comprehensive (loss) income	(98)	1

Comprehensive (loss) income	$(586)	$183

See notes to unaudited condensed consolidated financial statements.

BROOKTROUT, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS
OF CASH FLOWS
(in thousands)

	Three Months Ended March 31,
	2005	2004
Cash flows from operating activities:
Net (loss) income	$(488)	$182
Adjustments to reconcile net (loss) income to cash flows from operating activities:
Depreciation and amortization	672	612
Amortization of acquired and licensed software	150	162
Provision for doubtful accounts and sales returns	290	62
Inventory obsolescence expense	64	89
Deferred income taxes	(204)	174
Tax benefit from stock option activity	336	—
Increase (decrease) in cash from changes in:
Accounts receivable	2,299	296
Inventory	(380)	(665)
Prepaid expenses and other assets	(137)	607
Current and long-term liabilities	(1,557)	(781)

Cash flows from operating activities	1,045	738

Cash flows from investing activities:
Maturities of marketable debt securities	6,229	3,511
Sales of marketable debt securities	1,499	6,811
Purchases of marketable debt securities	(11,729)	(12,173)
Expenditures for equipment and furniture	(502)	(330)
Expenditures for purchased and licensed software	(216)	(590)

Cash flows from investing activities	(4,719)	(2,771)

Cash flows from financing activities:
Exercises of stock options, net of common stock received	566	2,676
Repurchase of the Company’s common stock	(2,702)	—

Cash flows from financing activities	(2,136)	2,676

(Decrease) increase in cash and cash equivalents	(5,810)	643
Cash and cash equivalents, beginning of year	18,452	28,081

Cash and cash equivalents, end of year	$12,642	$28,724

Supplemental schedule of cash flow information:
Tax payments	$37	$31
Tax refunds received	$—	$323

Non-cash activities:
Common stock received for exercise of stock options	$—	$4

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

(b) Use of Estimates

Accounting policies, methods and estimates are an integral part of the unaudited condensed consolidated financial statements and are based upon management’s current judgments. These policies, methods, and estimates affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. The judgments made by management are based on knowledge and experience with regard to past and current events and assumptions about future events that are believed to be reasonable under the circumstances. The Company’s management evaluates these estimates and assumptions and adjusts them if expectations concerning events, including future events, affecting them differ markedly from management’s current judgments.

(c) Principles of Consolidation

The Company has prepared the accompanying unaudited condensed consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004.

The accompanying unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and include all adjustments, consisting only of normal recurring adjustments, necessary for the fair presentation of interim periods presented. The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. The operating results for the interim periods presented are not necessarily indicative of the results that could be expected for the full year.

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

The Company records a provision for estimated sales returns and allowances as a deduction from sales in the same period that the related revenue is recorded. These estimates are based on historical sales returns, analysis of credit memo data and other known factors. In addition, the Company periodically offers rebate programs to customers that require the Company to estimate the cost of the program. The Company records a provision for the estimated cost of the program as a deduction from sales based on or upon the results of previous rebate programs and other known factors.

(e) Concentration of Credit Risk

The Company holds its temporary cash, cash equivalents, and marketable debt securities in highly rated financial instruments and with highly rated financial institutions. In addition, the Company’s investment policy limits its exposure to concentrations of credit risk.

The Company sells its products to various customers in the high technology industry. The Company generally requires no collateral. To reduce credit risk, the Company performs credit evaluations of its customers. The Company maintains allowances for doubtful accounts for estimated losses resulting from its customers’ inability to make required payments. At both March 31, 2005 and December 31, 2004, 19% of the Company’s accounts receivable were due from one customer. Accounts receivable from a second customer represented 15% and 9% of the Company’s accounts receivable as of March 31, 2005 and December 31, 2004, respectively.  Accounts receivable from a third customer represented 11% and 7% of the Company’s accounts receivable as of March 31, 2005 and December 31, 2004, respectively.

The Company has one customer that generates more than 10% of total revenue. This customer accounted for approximately 17% and 16% of revenue for the quarters ended March 31, 2005 and 2004, respectively.

(f) Stock-Based Compensation

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

Had the Company used the fair value method to measure compensation related to stock awards to employees, reported net income (loss) and net income (loss) per common share would have been as follows:

	Three Months Ended March 31,
	2005	2004
	(in thousands, except per share data)

Net (loss) income, as reported	$(488)	$182
Stock-based compensation recorded	—	—
Pro forma stock-based compensation, net of tax	(1,005)	(1,387)

Net loss, pro forma	$(1,493)	$(1,205)

Net loss per common share, basic and diluted pro forma	$(0.12)	$(0.09)

Net (loss) income per common share, basic and diluted as reported	$(0.04)	$0.01

Basic weighted average shares outstanding were used in calculating the pro forma net loss per common share in each of the periods presented since the use of diluted weighted average shares outstanding would have had an anti-dilutive effect.

For purposes of determining the disclosures provided above, the fair value of options on their grant date was measured using the Black-Scholes option-pricing model. Key assumptions used to apply this pricing model were as follows:

	Three Months Ended March 31,
	2005	2004

Risk-free interest rate	4.3%	3.2%
Expected life of option grants (years)	5.9	5.6
Expected volatility of underlying stock	83%	85%
Dividend yield	0%	0%

The estimated weighted average fair value of option grants made during the three months ended March 31, 2005 and 2004 was $8.88 and $12.16, respectively, per option. There were no grants made under the Company’s Employee Stock Purchase Plan during the three months ended March 31, 2005 and 2004, respectively.

(g) Earnings Per Share

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

A reconciliation of weighted average shares used for the basic and diluted computations is as follows:

	Three Months Ended March 31,
	2005	2004

Weighted average shares for basic	12,766,000	12,854,000
Dilutive effect of stock options	—	1,451,000

Weighted average shares for diluted	12,766,000	14,305,000

Stock options to purchase 4,076,675 shares and 739,388 shares were excluded from the computation of diluted earnings per share in the three months ended March 31, 2005 and 2004, respectively. As a result of the net loss for the three months ended March 31, 2005, all outstanding stock options were excluded because of their anti-dilutive effect. For the three months ended March 31, 2004, certain stock options were excluded because the exercise price of the stock options exceeded the average market price of the Company’s common stock and, as a result, would have had an anti-dilutive effect.

(h) New Accounting Standards

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123(R)”), which revises SFAS No. 123, “Accounting for Stock-Based Compensation” and supercedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related interpretations. In April 2005, the SEC announced the adoption of a rule that defers the effective date of SFAS No. 123(R) to fiscal years beginning after June 15, 2005. The Company expects to adopt SFAS No. 123(R) using the modified prospective application method. Adoption of SFAS No. 123(R) will increase stock compensation expense. The actual impact on future years will be dependant on a number of factors, including the Company’s stock price and the level of future grants and awards made from the Company’s stock-based compensation plans. The pro forma effect on the Company’s financial results using a fair value based approach is disclosed in Note 1(f), “Stock-Based Compensation.” The pro forma effects disclosed are not necessarily representative of the effects on the results of operations in the future for the reasons provided above.

2. Acquisition

On April 5, 2004, the Company acquired the outstanding capital stock of SnowShore Networks, Inc. (“SnowShore”) pursuant to the terms of an Agreement and Plan of Merger entered into on March 25, 2004. SnowShore, now a wholly owned subsidiary, is a provider of voice over IP communication infrastructure products for the media server market. The purchase price for the outstanding capital stock of SnowShore was $9.0 million, paid in cash, plus $0.2 million of transaction costs. Under the Agreement and Plan of Merger, $1.0 million of the purchase price was paid into an escrow account pending the resolution of representation and warranty provisions contained in the Agreement and Plan of Merger. In April 2005, the Company finalized the purchase price. The final resolution of the representation and warranty provisions did not result in significant adjustments to the purchase price allocation previously disclosed by the Company.

The Company recorded a charge of $2.5 million in the second quarter of 2004 for purchased in-process technology related to SnowShore development projects that have not reached technological feasibility, have no alternative future use, and for which successful development was uncertain. The value of the purchased in-process research and development was computed by determining the present value of the project’s future economic benefits from future revenues net of anticipated costs and expenses. A discount rate of 25% was used in this calculation and was derived based on the estimated weighted average cost of capital as adjusted to reflect the additional risk inherent in product development. As of March 31, 2005, the Company estimates that these projects were approximately 80% complete. The Company estimates that the projects will reach completion in 2005 and will require additional spending of approximately $0.6 million. Some of the risks and uncertainties inherent in the estimated costs to complete, and the attainment of completion, include the difficulty of predicting the duration of product development and the risk that changes in product requirements could result in unexpected redesign activity.

3. Marketable Debt Securities

Marketable debt securities consisted of the following:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Market Value
	(in thousands)
March 31, 2005:
U.S. government notes and bonds	$10,799	$1	$(96)	$10,704
Corporate debt securities	27,604	—	(145)	27,459
Foreign investments	—	—	—	—

Total	$38,403	$1	$(241)	$38,163

December 31, 2004:
U.S. government notes and bonds	$12,864	$—	$(61)	$12,803
Corporate debt securities	20,783	—	(90)	20,693
Foreign investments	755	—	(1)	754

Total	$34,402	$—	$(152)	$34,250

The unrealized losses related to these securities at March 31, 2005 are not material to the Company’s financial position or results from operations.

The amortized cost and estimated fair value of marketable debt securities at March 31, 2005, by contractual maturity are shown below. Actual maturities may differ from the contractual maturities because the issuers of the securities may have the right to repay the obligations without prepayment penalties.

	Amortized Cost	Market Value
	(in thousands)
Marketable debt securities:
Due in one year or less	$25,591	$25,454
Due after one year through five years	12,812	12,709

Total	$38,403	$38,163

Realized gains and losses from the sale of marketable debt securities were not material to the Company’s results from operations in any of the periods presented.

4. Inventory

The components of inventory, net of reserves, are as follows:

	March 31,	December 31,
	2005	2004
	(in thousands)

Raw materials	$906	$724
Work in process	465	537
Finished goods	3,063	2,857

Total	$4,434	$4,118

The following is a rollforward of reserves provided for inventory obsolescence:

	Three Months Ended March 31,
	2005	2004
	(in thousands)

Balance, beginning of period	$2,943	$4,379
Provisions	64	89
Write offs	(328)	(398)

Balance, end of period	$2,679	$4,070

5. Valuation and Qualifying Accounts

Allowances for doubtful accounts and sales returns:

The following is a rollforward of allowances provided for doubtful accounts and sales returns:

	Three Months Ended March 31,
	2005	2004
	(in thousands)

Balance, beginning of period	$1,048	$843
Provisions	290	26
Write-offs	(1)	—
Recoveries	2	36
Rebate payments to customers	(302)	(8)

Balance, end of period	$1,037	$897

Accrued warranty costs:

The following is a rollforward of accrued warranty costs:

	Three Months Ended March 31,
	2005	2004
	(in thousands)

Balance, beginning of period	$1,248	$1,138
Provisions for claims	124	76
Claims incurred	(120)	(53)

Balance, end of period	$1,252	$1,161

6. Stockholders’ Equity

On October 20, 2004, the Company’s Board of Directors authorized a program for the repurchase of up to 1,000,000 shares of the Company’s common stock. Under this program, shares may be repurchased prior to October 19, 2005 and in such amounts as market conditions warrant, and subject to regulatory and other considerations. The Company plans to use the shares repurchased under these programs for general corporate purposes, including the Company’s stock option plans, employee stock purchase plan and other stock benefit plans. The Company repurchased 211,530 shares for approximately $2.7 million under these programs during the quarter ended March 31, 2005.

7. Segment Reporting

The Company develops, manufactures and sells software and hardware products that enable the development of communications systems and services. The Company sells its products to system vendors, service providers, enterprise customers, original equipment manufacturers, and value-added resellers, both domestically and internationally, through a direct sales force and a two-tiered distribution system. The Company has one operating segment. The Company’s products, while designed for different customers and different principal markets, otherwise have similar economic characteristics.

Geographic Information – Revenues are derived from the following geographic areas; international sales are principally exports from the United States:

	Three Months Ended March 31,
	2005	2004

United States	77%	77%
International	23	23

	100%	100%

Substantially all of our assets are located within the United States.

8. Commitments and Contingencies

From time-to-time, the Company is a party to legal and other actions, which may include allegations of patent infringement made against us and/or our customers, which arise in the normal course of business. The Company, taking into account advice of counsel, does not currently believe the eventual outcome of any such pending or potential matters, including matters in which we may have an obligation on behalf of our customers, will have a material effect on the Company’s consolidated financial condition or results of operations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the condensed consolidated financial statements and related notes appearing elsewhere in this quarterly report and in our Annual Report on Form 10-K for the year ended December 31, 2004. The discussion contains forward-looking statements that involve known and unknown risks and uncertainties, including those set forth below under “Factors That May Affect Future Results.”

Overview

We develop software and hardware platforms that original equipment manufacturers, developers, network operators and corporate information technology managers build into their communications systems. Customers incorporate our products into applications, systems and services that allow voice, fax and data to be distributed over both IP packet-based networks, which we refer to as the New Network, and the traditional circuit-switched telephone network. We supply products for media processing, network interface, call control and signal processing, including protocols that allow Internet and traditional telephony systems to communicate. Our strategy is to partner with our customers and collaborate closely with them to accelerate their delivery of new applications and services to end-users, help increase their existing business, and expand into new markets. In April 2004, we completed our acquisition of all of the outstanding capital stock of SnowShore Networks, Inc., or SnowShore, a provider of voice over IP, or VOIP, communications infrastructure products for the media server market.

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

The most significant trend that has impacted our business during the past few years has been the unfavorable economic conditions affecting the communications sector. During the past few years we continued to invest in developing products that we believe our customers will need when the economy recovers. We are now seeing signs that the economic conditions in our industry may be improving with modest revenue growth from 2002 to 2003 and further growth from 2003 to 2004. Many companies that had reduced their capital expenditures during the recent economic downturn have begun to invest again in their communications networks. The evolution and acceptance of the New Network is contributing to these infrastructure investments as enterprises and service providers begin to use the IP networks for fax and VOIP transmissions. The signs that the economic conditions in our industry are improving lead us to expect that revenue for each remaining quarter of 2005 will exceed the revenue for each corresponding quarter of 2004.

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

We consider the following to be the critical accounting policies and areas where significant judgment is applied, which we believe an investor should understand when assessing our financial reporting and performance:

•                  Revenue recognition;

•                  Allowances for doubtful accounts;

•                  Inventory allowances;

•                  Intangible assets;

•                  Income taxes; and

•                  Accrued warranty costs.

This listing is not intended to be a comprehensive list of all of our significant accounting policies. For further information on our critical accounting policies, and on our significant accounting policies in general, we refer the reader to the discussion on those policies in our Annual Report on Form 10-K for the year ended December 31, 2004, and to Note 1 to the unaudited condensed consolidated financial statements in Part 1, Item I of this report.

Results of Operations

The following discussion focuses on our results of operations. The table below sets forth certain unaudited condensed consolidated statements of operations data as percentages of total revenue for the periods presented.

	Three Months Ended March 31,
	2005	2004

Revenue	100%	100%

Cost of product sold	31	32
Gross profit	69	68

Operating expenses:
Research and development	27	24
Selling, general and administrative	48	43
Total operating expenses	75	67

Operating (loss) income	(6)	1
Other income, net	2	1

(Loss) income before income taxes	(4)	2
Income tax (benefit) provision	(1)	1

Net (loss) income	(3)%	1%

Revenue

The following table presents our domestic and international revenue:

	Three Months Ended March 31,
	2005		2004
	(dollars in thousands)

United States	$13,833	77%	$14,335	77%
International, principally exports	4,017	23	4,358	23

Total revenue	$17,850	100%	$18,693	100%

Revenue in the three months ended March 31, 2005 was $17.9 million compared to $18.7 million in the corresponding period of 2004, a decrease of approximately 5%. This decrease was primarily the result of weakness in our TDM, or circuit-switched, voice and data products that we believe was caused, in part, by merger and acquisition activity at two of our customers. In comparison to the three months ended March 31, 2004, international revenue in the corresponding period of 2005 decreased by $0.3 million due primarily to lower sales to European customers of $0.4 million and Japanese customers of $0.3 million. The decreases in international revenues were offset, in part, by a $0.3 million increase in sales to non-Japanese Pacific Rim customers. During the three months ended March 31, 2005, revenue from enterprise customers accounted for approximately 87% of total revenue, as compared to approximately 85% of total revenue for the three months ended March 31, 2004. The remaining revenue was attributable to sales to service provider customers.

Revenue from Captaris, Inc. accounted for 17% of total revenue in the three months ended March 31, 2005 compared to 16% in the corresponding period of 2004. We expect that revenue from Captaris, Inc. will continue to be greater than 10% of total revenue throughout 2005. In the three months ended March 31, 2005, 23 of our customers each purchased over $100,000 of products, in aggregate representing 74% of the total for the quarter. In the three months ended March 31, 2004, 27 of our customers each purchased over $100,000 of products, in aggregate representing 74% of the total for the quarter. Total customers in the first quarter of 2005 decreased to approximately 320 from approximately 340 in the corresponding period of 2004.

Cost of Product Sold and Gross Profit

The following table presents cost of product sold and gross profit information:

	Three Months Ended March 31,
	2005	2004
	(dollars in thousands)

Cost of product sold	$5,483	$5,968
Gross profit	$12,367	$12,725
Gross profit as a percentage of total revenue	69%	68%

The decrease in cost of product sold in the three months ended March 31, 2005, compared with the corresponding period of 2004 was the result of lower sales of our TDM voice and data products described above and reduced inventory freight expenses. The increase in gross profit as a percentage of revenue for the three months ended March 31, 2005 compared with the corresponding period of 2004 is a result of changes in product mix. Gross profit as a percentage of total revenue for the second quarter of 2005 is expected to be approximately 68% to 70%.

Operating Expenses

The following table presents our operating expenses:

	Three Months Ended March 31,
	2005	2004
	(in thousands)

Research and development	$4,864	$4,485
Selling, general and administrative	8,509	8,118

Total operating expenses	$13,373	$12,603

Research and development expense

Research and development expense represented 27% of revenue in the first quarter of 2005, compared with 24% of revenue in the first quarter of 2004. The $0.4 million increase in research and development expenses in the first quarter of 2005 was primarily the result of increased consulting expenses of $0.7 million, offset by reduced salary related expenses of $0.2 million and reduced spending on product prototypes and equipment of $0.1 million. Our continuing development efforts are focused on hardware and software for traditional telephone networks and IP media processing products (voice, video, fax and data), network interface products, call control products and signal processing products. Research and development expense for the second quarter of 2005 is expected to be approximately 22% to 25% of revenue.

Selling, general and administrative expense

Selling, general and administrative expense represented 48% of revenue in the first quarter of 2005, compared with 43% of revenue in the first quarter of 2004. The $0.4 million increase in selling, general and administrative expense in the first quarter of 2005 was primarily the result of increases in legal, audit, and other professional fees of $0.3 million, increases in business travel of $0.2 million and increases in salary related expenses of $0.1 million offset, in part, by decreased consulting fees of $0.2 million. Selling, general and administrative expense for the second quarter of 2005 is expected to be approximately 40% to 42% of revenue.

Other income, net

The following table presents our other income, net:

	Three Months Ended March 31,
	2005	2004
	(in thousands)

Other income, net	$320	$182

The change in other income, net from the three months ended March 31, 2004 to the three months ended March 31, 2005, was due primarily to an increase in interest income. The increase in interest income relates to higher average interest rates on our marketable debt securities offset, in part, by lower average cash, cash equivalents and marketable debt securities balances.

Income tax (benefit) provision

The following table presents our income tax (benefit) provision and effective tax rate:

	Three Months Ended March 31,
	2005	2004
	(dollars in thousands)

Income tax (benefit) provision	$(198)	$122
Effective tax rate	29%	40%

We recorded an income tax benefit of $0.2 million, or 29% of our net loss before taxes in the three months ended March 31, 2005. The effective tax rate differs from the anticipated effective rate of 42% as a result of additional tax expense resulting from the filing of amended tax returns associated with prior periods. The annual effective tax rate for the second quarter of 2005 is anticipated to be approximately 41% to 43%. We recorded a provision for income taxes of $0.1 million, or 40% of income before taxes in the three months ended March 31, 2004.

Liquidity and Capital Resources

Cash flows for the three months ended March 31, 2005 and 2004

Cash flows from operating activities were $1.0 million in the three months ended March 31, 2005. This resulted primarily from reductions in accounts receivable and our net loss adjusted for non-cash expenses, such as depreciation and amortization, that do not require current expenditures for cash offset, in part, by a decrease in current and long-term liabilities and an increase in inventory. Cash flows from operating activities were $0.7 million in the three months ended March 31, 2004. This resulted primarily from our net income adjusted for non-cash expenses and reductions in accounts receivable offset, in part, by an increase in inventory and a decrease in accounts payable and accrued expenses.

Cash flows used in investing activities were $4.7 million in the three months ended March 31, 2005. This resulted primarily from net purchases of marketable debt securities of $4.0 million and capital expenditures for equipment and furniture of $0.5 million. Cash flows used in investing activities were $2.8 million in the three months ended March 31, 2004. This resulted primarily from net purchases of marketable debt securities of $1.9 million, purchases and licenses of software to be used in the development and modification of new and existing products of $0.6 million, and capital expenditures for equipment and furniture of $0.3 million.

Cash flows used in financing activities were $2.1 million in the three months ended March 31, 2005. This resulted primarily from the $2.7 million used to repurchase shares of our common stock offset, in part, by $0.6 million of proceeds from the sale of common stock to our employees under our stock option plans. Cash flows from financing activities were $2.7 million in the three months ended March 31, 2004, as a result of proceeds from the sale of common stock to our employees under our stock option plans.

Cash and Cash Liquidity Position

The following table presents our cash and liquidity position as of March 31, 2005 and December 31, 2004:

	March 31,	December 31,
	2005	2004
	(dollars in thousands)

Cash and cash equivalents	$12,642	$18,452
Marketable debt securities	38,163	34,250

Total	$50,805	$52,702

Working capital	$53,444	$56,163
Quick ratio	3.7	3.7
Maximum available line of credit	$5,000	$5,000

Cash, cash equivalents and marketable debt securities decreased to $50.8 million as of March 31, 2005 from $52.7 million as of December 31, 2004, primarily due to repurchases of our common stock that totaled $2.7 million. Working capital decreased by $2.7 million from December 31, 2004 to March 31, 2005 for the same reason.

Our quick ratio was 3.7 at both March 31, 2005 and December 31, 2004. Quick ratio consists of the total cash and cash equivalents, marketable debt securities, and accounts receivable divided by current liabilities, and is commonly used an indicator of a company’s ability to meet short-term financial obligations.

We have a $5.0 million working capital line of credit available from a commercial bank. There were no borrowings outstanding under the line of credit at May 5, 2005, March 31, 2005 or at December 31, 2004. The line of credit expires on July 29, 2005. We anticipate that the line of credit will be renewed with substantially the same terms as the existing line of credit. Any borrowings under the line of credit would bear interest at the lender’s prime rate. We pay the lender a commitment fee on unused commitments. The line of credit is secured by a pledge of substantially all of our assets and the availability of funds under this line of credit is subject to compliance with certain financial covenants relating to our quick ratio, minimum tangible net worth, and other standard reporting requirements. As of March 31, 2005, letters of credit issued against the working capital line of credit totaled $1.0 million, representing the collateral required for certain lease obligations. In addition, as of March 31, 2005, approximately $0.1 million of the working capital line of credit was pledged as security for certain foreign currency forward contracts.

On October 20, 2004, our board of directors authorized a program for the repurchase of up to 1,000,000 shares of our common stock. Under this program, shares may be repurchased prior to October 19, 2005 and in such amounts as market conditions warrant, subject to regulatory and other considerations. We plan to use the shares repurchased under this program for general corporate purposes, including our stock option plans, employee stock purchase plan and other stock benefit plans. We repurchased 211,530 shares for approximately $2.7 million under this program during the first quarter of 2005. We repurchased 368,100 shares for approximately $3.4 million under stock repurchase programs during the year ended December 31, 2004.

We expect that our cash and cash equivalents and marketable debt securities will meet our needs for at least the next twelve months; however, we are always looking for opportunities to expand our business, which could include acquisitions or organic expansion into new markets. If we find that our cash and cash equivalents, marketable debt securities and funds available from our bank line of credit are not sufficient, we may choose to utilize or to seek other sources of financing. If we were to seek future equity financings, the terms may be dilutive to our stockholders and may contain restrictive covenants, which could limit our ability to pursue certain courses of action. It is possible that, should the need arise, we will not be able to obtain additional financing, or that the financing made available to us will not be on acceptable terms.

Contractual Obligations and Capital Expenditures

The following table presents our future contractual obligations and commercial commitments as of March 31, 2005:

	Total	Remainder of 2005	2006	2007	2008	2009	Thereafter
	(in thousands)

Operating leases	$4,270	$1,989	$1,110	$389	$389	$275	$118

We have operating lease commitments for our primary office and manufacturing facilities that expire in 2006. We have operating lease commitments for our sales and support functions that expire at various dates between 2006 and 2010. Some of these leases contain renewal options ranging from three to ten years. Certain lease agreements require us to pay all of the building’s taxes, insurance and maintenance costs.

We had no long-term debt as of March 31, 2005 or May 5, 2005.

We purchased $0.5 million of capital equipment in the three months ended March 31, 2005, and $0.3 million in the corresponding period of 2004. We expect to purchase approximately $0.7 million of capital equipment in the remainder of 2005. In addition, our leases for certain properties in Needham, Massachusetts will expire in March 2006, and we are currently assessing alternatives for leasing various available facilities, including our current facilities. Depending on the facility and arrangements that we ultimately select, we may be required to expend funds for capital improvements beginning in the second half of 2005. We do not expect that our funding of any such capital improvements will have a material effect on our cash position.

We have certain inventory purchase commitments that are part of our ordinary course of business. The term of these inventory purchase commitments typically do not exceed six months. We do not expect these short-term commitments to have a material impact on our financial results.

Inflation

The pricing of our products and the costs of our goods can be significantly affected by current market conditions. Market conditions can be impacted by inflation; however, we believe that inflation has not had a significant effect on our operations to date.

Recent Accounting Pronouncement

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 123 (revised 2004), “Share-Based Payment,” or SFAS No. 123(R), which revises SFAS No. 123, “Accounting for Stock-Based Compensation” and supercedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related interpretations. In April 2005, the SEC announced the adoption of a rule that defers the effective date of SFAS No. 123(R) to fiscal years beginning after June 15, 2005. We expect to adopt SFAS No. 123(R) using the modified prospective application method. Adoption of SFAS No. 123(R) will increase stock compensation expense. The actual impact on future years will depend on a number of factors, including our stock price and the level of future grants and awards made from our stock-based compensation plans. We disclose the pro forma effect on our financial results using a fair value based approach in Note 1(f), “Stock-Based Compensation,” to our unaudited condensed consolidated financial statements. The pro forma effects disclosed are not necessarily representative of the effects on the results of operations in the future for the reasons provided above.

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

The market for telecommunications equipment is highly competitive. If we are unable to differentiate our products from existing and future offerings of our competitors, and thereby effectively compete in the market for telecommunications equipment, our operating results could be materially adversely affected. Many of our current and potential competitors have significantly greater selling and marketing, technical, manufacturing, financial and other resources than we have. We expect our current competitors to continue to improve the design and performance of their existing products and to introduce new products and enhancements with improved price and performance characteristics. New technologies, products or market trends may threaten our product sales, and we may have to reduce the prices of our products to stay competitive or we may not have the resources required to respond to the new technologies, products or market trends. In addition, new competitors may emerge in the markets we serve. An acquisition of, or by, one of our competitors may result in a substantially strengthened competitor with greater financial, engineering, manufacturing, marketing and customer service and support resources than we have. If our current or future competitors enter into strategic relationships with leading manufacturers covering products similar to those sold or being developed by us, our ability to sell products to those manufacturers may be adversely affected.

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

Many of our customers and partners, including the large original equipment manufacturers on which we focus a significant portion of our sales and marketing efforts, have the technical and financial ability to design and produce components replicating or improving on the functionality of most of our products. These customers often consider in-house development of technologies and products as an alternative to doing business with us. We cannot guarantee that our existing or potential customers will do business with us, rather than attempting to develop similar technology and products internally or obtaining technology or products through acquisitions. We cannot be certain that we will be able to find customers to replace the revenue lost as a result of customers developing technologies or products in-house. Any such occurrence could have a material adverse effect on our business, financial condition or operating results.

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

One customer accounted for 17% of our revenue in the first quarter of 2005 and 18% of our revenue in fiscal 2004.  We expect this customer to continue to account for more than 10% of our total revenue. The loss of this or any other major customer or the cancellation, reduction or delay of significant orders from such customers, even if only temporary, could significantly reduce our revenue and cash flow and could harm our reputation in the industry.

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

In addition, the rapidly emerging and evolving nature of the markets in which we and our customers compete may cause prospective customers to delay their purchase decisions as they evaluate new technologies and develop and implement new systems. During the period in which our customers are evaluating whether to place an order with us, we often incur substantial sales and marketing expenses, without any assurance of future orders or their timing. Even after a customer places an order, the timing of the development and introduction of the customer’s product, and in particular the timing of implementation of our product into the customer’s product, are controlled by, and can vary significantly with the needs of, the customer. In some circumstances, the customer will not require the product for several months. This continuing uncertainty can complicate our planning processes and reduce the predictability of our earnings and cash flows.

Our business and operating results could be adversely affected by downturns in economic conditions in countries outside the United States and other risks associated with international operations.

Sales of our products to customers outside the United States accounted for 23% of our revenue in the first quarter of 2005 and 20% of our revenue in fiscal 2004. We anticipate that international sales will continue to account for a significant portion of our revenue. We are subject to a number of risks as a result of our international sales, including:

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

•                compliance with statutory requirements in many foreign countries;

•                potentially adverse tax consequences;

•                difficulties in managing and/or expanding operations across disparate geographic areas; and

•                interruption in the delivery of our products.

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

We have a history of using broad based employee stock option programs to hire, incentivize and retain our workforce in a competitive marketplace. Statement of Financial Accounting Standards, or SFAS, No. 123, “Accounting for Stock-Based Compensation,” allows companies the choice of either using a fair value method of accounting for options that would result in expense recognition for all options granted, or using an intrinsic value method, as prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” or APB No. 25, with pro forma disclosure of the impact on net income (loss) of using the fair value option exercise recognition method. We have previously elected to apply APB No. 25 and accordingly, we have not recognized any compensation expense with respect to employee stock options as long as such options are granted at exercise prices equal to the fair value of our common stock on the grant date.

In December 2004, the Financial Accounting Standards Board issued SFAS No. 123(R), which would require all companies to measure compensation cost for all share-based payments, including employee stock options, at fair value. This statement is effective for fiscal years beginning after June 15, 2005. Adoption of SFAS No. 123(R) will increase stock compensation expense. The actual impact on future years will depend on a number of factors, including our stock price and the level of future grants and awards made from our stock-based compensation plans. If we had used the fair value method to measure compensation related to stock awards to employees, we would have incurred additional stock-based compensation expense, net of tax, of $5.4 million in 2004. The pro forma effects for 2004 are not necessarily representative of the effects on the results of operations in the future.

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

In addition, the Sarbanes-Oxley Act requires, among other things, that we maintain effective internal controls for financial reporting and disclosure controls and procedures. Our ongoing compliance with Section 404 of the Sarbanes-Oxley Act will require that we incur substantial accounting expense and expend significant management efforts. Moreover, if we are not able to comply with the requirements of Section 404 in a timely manner, or if we or our independent registered public accounting firm identifies deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses, the market price of our stock could decline and we could be subject to sanctions or investigations by the Nasdaq, SEC or other regulatory authorities, which would require additional financial resources and management resources.

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

Interest Rate Risks

We invest cash balances in excess of operating requirements in short-term securities, generally with maturities of 90 days or less on the date of purchase. These securities consist of U.S. government notes and bonds, commercial paper, and certificates of deposit. We also invest in marketable debt securities that consist of notes and bonds issued by various federal agencies of the United States, as well as corporate commercial paper, with maturities greater than 90 days on the date of purchase. If we were to experience a 1% increase in the effective interest rate, the effect on the carrying value of marketable debt securities as of March 31, 2005 would be a decrease of approximately $0.2 million. Changes in interest rates and the related impact on the carrying value of marketable debt securities do not generally affect our net income or loss because our securities are considered available-for-sale for accounting purposes and any unrealized gain or loss is deferred as a component of accumulated other comprehensive income.

Foreign Currency Exchange Rate Risks

We generally conduct business in U.S. dollars; however, some of our international sales are denominated in foreign currencies. We also operate sales and support offices located outside of the United States and we incur expenses that are denominated in foreign currencies. As a result of these activities, we are exposed to market risk from changes in foreign currency exchange rates. The impact of changes in foreign currency exchange rates can be positive or negative in any period. We manage our exposure to foreign currency market risks through regular operating and financing activities. We also make use of foreign currency forward exchange contracts to minimize the impact of fluctuations in foreign currency exchange rates. We do not enter into foreign currency forward exchange contracts for trading purposes. As of March 31, 2005, a 10% appreciation or depreciation in foreign currency exchange rates from the prevailing market rates would not have had a material impact on our results for the first quarter of 2005.

Item 4. Controls and Procedures

(a) Evaluation of disclosure controls and procedures.

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) as of March 31, 2005. In designing and evaluating our disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and our management necessarily applied its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of March 31, 2005, our disclosure controls and procedures were (1) designed to ensure that material information relating to our company, including our consolidated subsidiaries, is made known to our chief executive officer and chief financial officer by others within those entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

(b) Changes in internal control over financial reporting.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended March 31, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Our repurchases of equity securities for the first quarter of fiscal 2005 were as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs

January 1 - January 31, 2005	—	—	—	717,900
February 1 - February 28, 2005	93,800	$12.89	93,800	624,100
March 1 - March 31, 2005	117,730	$12.68	117,730	506,370

Total	211,530	$12.77	211,530	506,370

(1) -

In October 2004, our Board of Directors authorized the repurchase of up to 1,000,000 shares of our common stock from time-to-time on the open market or in privately negotiated transactions. The program expires in October 2005. All shares repurchased during the period covered by this report were purchased under this publicly announced plan.

Item 6.  Exhibits

The Exhibits filed as part of this Quarterly Report on Form 10-Q are listed on the Exhibit Index following the signature pages hereto and are incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BROOKTROUT, INC.

Date:	May 10, 2005	By:	/s/ ERIC R. GILER
Eric R. Giler
President
(Principal Executive Officer)

Date:	May 10, 2005	By:	/s/ ROBERT C. LEAHY
Robert C. Leahy
Vice President of Finance and Operations
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Exhibit

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

*10.1

Standard form of Non-Employee Director Non-Qualified Stock Option Agreement pursuant to the Brooktrout, Inc. 2001 Stock Option and Incentive Plan is hereby incorporated by reference from Exhibit 10.13 to Annual Report on Form 10-K for the fiscal year ended December 31, 2004 filed with the SEC on March 16, 2005 (File No. 000-20698).

*10.2

2004 Bonus Plan for Executive Officers is hereby incorporated by reference from Exhibit 10.14 to Annual Report on Form 10-K for the fiscal year ended December 31, 2004 filed with the SEC on March 16, 2005 (File No. 000-20698).

*10.3

2005 Management Compensation Plan is hereby incorporated by reference from Exhibit 10.15 to Annual Report on Form 10-K for the fiscal year ended December 31, 2004 filed with the SEC on March 16, 2005 (File No. 000-20698).

*10.4

Executive Retention Agreement dated March 16, 2005 between Brooktrout, Inc. and Ronald J. Bleakney is hereby incorporated by reference from Exhibit 10.16 to Annual Report on Form 10-K for the fiscal year ended December 31, 2004 filed with the SEC on March 16, 2005 (File No. 000-20698).

*10.5

Executive Retention Agreement dated March 16, 2005 between Brooktrout, Inc. and David W. Duehren is hereby incorporated by reference from Exhibit 10.17 to Annual Report on Form 10-K for the fiscal year ended December 31, 2004 filed with the SEC on March 16, 2005 (File No. 000-20698).

Exhibit No.	Exhibit

*10.6

Executive Retention Agreement dated March 16, 2005 between Brooktrout, Inc. and Eric R. Giler is hereby incorporated by reference from Exhibit 10.18 to Annual Report on Form 10-K for the fiscal year ended December 31, 2004 filed with the SEC on March 16, 2005 (File No. 000-20698).

*10.7

Executive Retention Agreement dated March 16, 2005 between Brooktrout, Inc. and Robert C. Leahy is hereby incorporated by reference from Exhibit 10.19 to Annual Report on Form 10-K for the fiscal year ended December 31, 2004 filed with the SEC on March 16, 2005 (File No. 000-20698).

*10.8

Executive Retention Agreement dated March 16, 2005 between Brooktrout, Inc. and Heather J. Magliozzi is hereby incorporated by reference from Exhibit 10.20 to Annual Report on Form 10-K for the fiscal year ended December 31, 2004 filed with the SEC on March 16, 2005 (File No. 000-20698).

*10.9

Executive Retention Agreement dated March 16, 2005 between Brooktrout, Inc. and R. Andrew O’Brien is hereby incorporated by reference from Exhibit 10.21 to Annual Report on Form 10-K for the fiscal year ended December 31, 2004 filed with the SEC on March 16, 2005 (File No. 000-20698).

31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002 is filed herewith.

31.2	Certification of Principal Financial and Accounting Officer pursuant to Exchange Act Rules 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002 is filed herewith.

32.1

Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002 is filed herewith.

32.2

Certification of Principal Financial and Accounting Officer pursuant to Exchange Act Rules 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002 is filed herewith.

* - Management contract or compensatory plan.