Form 10-Q
period 2005-06-30
BROOKTROUT INC
filed 2005-08-09
CIK 754516

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to                   .

Commission File No.: 000-20698

BROOKTROUT, INC.

(Exact Name of Registrant as Specified in Its Charter)

MASSACHUSETTS	04-2814792
(State or Other Jurisdiction	(I.R.S. Employer
of Incorporation or Organization)	Identification No.)

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

As of July 29, 2005, 12,752,143 shares of common stock, $0.01 par value per share, were outstanding.

BROOKTROUT, INC.
FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2005

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION
Item 1.	Unaudited Condensed Consolidated Financial Statements
Unaudited Condensed Consolidated Balance Sheets as of June 30, 2005 and December 31, 2004
Unaudited Condensed Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2005 and June 30, 2004
Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss) for the Three and Six Months Ended June 30, 2005 and June 30, 2004
Unaudited Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2005 and June 30, 2004
Notes to Unaudited Condensed Consolidated Financial Statements
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
Application of Critical Accounting Policies
Results of Operations
Liquidity and Capital Resources
Recent Accounting Pronouncement
Factors That May Affect Future Results
Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Item 4.	Controls and Procedures

PART II – OTHER INFORMATION
Item 2.	Unregistred Sales of Equity Securities and Use of Proceeds
Item 4.	Submission of Matters to a Vote of Security Holders
Item 6.	Exhibits
Signatures
Exhibit Index

“BROOKTROUT” and the “NEW NETWORK” are trademarks or registered trademarks of Brooktrout, Inc.

PART I – FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements

BROOKTROUT, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	June 30,	December 31,
	2005	2004
Assets
Current assets:
Cash and cash equivalents	$14,721	$18,452
Marketable debt securities	36,269	34,250
Accounts receivable, less allowances for doubtful accounts and sales returns of $749 at June 30, 2005 and $1,048 at December 31, 2004	9,284	10,346
Inventory	5,413	4,118
Income tax receivable	236	810
Deferred tax assets	3,289	3,286
Prepaid expenses and other current assets	1,674	2,096

Total current assets	70,886	73,358

Equipment and furniture, less accumulated depreciation and amortization of $17,235 at June 30, 2005 and $16,799 at December 31, 2004	2,545	2,477
Deferred tax assets	16,033	15,492
Intangible assets, less accumulated amortization of $10,666 at June 30, 2005 and $9,986 at December 31, 2004	4,979	5,658
Other assets, less accumulated amortization of $2,907 at June 30, 2005 and $2,622 at December 31, 2004	2,169	2,092

Total assets	$96,612	$99,077

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$6,707	$5,776
Accrued expenses	5,493	6,369
Accrued compensation and commissions	2,081	3,093
Accrued warranty costs	1,270	1,248
Customer deposits	658	709

Total current liabilities	16,209	17,195

Long-term liabilities	142	192

Total liabilities	16,351	17,387

Commitments and contingencies (Note 7)

Stockholders’ equity:
Preferred stock, $1.00 par value; authorized 100,000 shares; issued and outstanding, none	—	—
Common stock, $0.01 par value; authorized 80,000,000 shares; issued 12,751,490 at June 30, 2005 and 12,786,604 at December 31, 2004	128	128
Additional paid-in capital	64,745	66,065
Accumulated other comprehensive loss	(237)	(143)
Notes receivable — officers	(9,845)	(9,845)
Retained earnings	25,470	25,485

Total stockholders’ equity	80,261	81,690

Total liabilities and stockholders’ equity	$96,612	$99,077

See notes to unaudited condensed consolidated financial statements.

BROOKTROUT, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004

Revenue	$18,654	$19,193	$36,504	$37,886
Costs and expenses:
Cost of product sold	5,895	6,306	11,378	12,274
Research and development	4,265	4,847	9,129	9,332
In-process research and development	—	2,490	—	2,490
Selling, general and administrative	8,452	8,711	16,961	16,829
Total costs and expenses	18,612	22,354	37,468	40,925

Operating income (loss)	42	(3,161)	(964)	(3,039)
Other income, net	325	117	645	299

Income (loss) before income taxes	367	(3,044)	(319)	(2,740)
Income tax (benefit) provision	(106)	(117)	(304)	5

Net income (loss)	$473	$(2,927)	$(15)	$(2,745)

Net income (loss) per common share, basic and diluted	$0.04	$(0.22)	$(0.00)	$(0.21)
Weighted average shares outstanding, basic	12,709	13,020	12,737	12,937
Weighted average shares outstanding, diluted	13,428	13,020	12,737	12,937

See notes to unaudited condensed consolidated financial statements.

BROOKTROUT, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF
COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004

Net income (loss)	$473	$(2,927)	$(15)	$(2,745)
Other comprehensive income (loss):
Unrealized gains (losses) on marketable debt securities, net of tax	37	(109)	(17)	(112)
Foreign currency translation adjustments	(33)	(15)	(77)	(12)

Total other comprehensive income (loss)	4	(124)	(94)	(124)

Comprehensive income (loss)	$477	$(3,051)	$(109)	$(2,869)

See notes to unaudited condensed consolidated financial statements.

BROOKTROUT, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS
OF CASH FLOWS
(in thousands)

	Six Months Ended June 30,
	2005	2004
Cash flows from operating activities:
Net loss	$(15)	$(2,745)
Adjustments to reconcile net loss to cash flows from operating activities:
Depreciation and amortization	1,357	1,260
Amortization of acquired and licensed software	285	349
Tax benefit from stock option activity	404	—
Inventory obsolescence expense	129	275
Provision for doubtful accounts and sales returns	117	33
Deferred income taxes	(158)	(50)
In-process research and development	—	2,490
Increase (decrease) in cash from changes in:
Accounts receivable	945	1,188
Inventory	(1,424)	(142)
Prepaid expenses and other assets	678	365
Current and long-term liabilities	(1,036)	(1,083)

Cash flows from operating activities	1,282	1,940

Cash flows from investing activities:
Maturities of marketable debt securities	13,617	7,652
Sales of marketable debt securities	1,749	6,811
Purchases of marketable debt securities	(17,413)	(15,698)
Expenditures for equipment and furniture	(746)	(678)
Expenditures for purchased and licensed software	(496)	(599)
Acquisition of subsidiary, net of cash acquired	—	(8,255)

Cash flows from investing activities	(3,289)	(10,767)

Cash flows from financing activities:
Exercises of stock options, net of common stock received	978	2,982
Repurchase of the Company’s common stock	(2,702)	(854)

Cash flows from financing activities	(1,724)	2,128

Decrease in cash and cash equivalents	(3,731)	(6,699)
Cash and cash equivalents, beginning of year	18,452	28,081

Cash and cash equivalents, end of year	$14,721	$21,382

Supplemental schedule of cash flow information:
Tax payments	$60	$43
Tax refunds received	$619	$323

Non-cash activities:
Common stock received for exercise of stock options	$—	$37

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

(e) Concentration of Credit Risk

The Company holds its temporary cash, cash equivalents, and marketable debt securities in highly rated financial instruments and with highly rated financial institutions. In addition, the Company’s investment policy limits its exposure to concentrations of credit risk by requiring diversification of investments in debt securities.

The Company sells its products to various customers in the high technology industry. The Company generally requires no collateral. To reduce credit risk, the Company performs credit evaluations of its customers. The Company maintains allowances for doubtful accounts for estimated losses resulting from its customers’ inability to make required payments. At June 30, 2005 and December 31, 2004, 14% and 19%, respectively, of the Company’s accounts receivable were due from one customer. A second customer represented 14% and 9% of the Company’s accounts receivable at June 30, 2005 and December 31, 2004, respectively.

The Company has one customer that generates more than 10% of total revenue. This customer accounted for approximately 19% and 15% of revenue for the three months ended June 30, 2005 and 2004, respectively. In the six months ended June 30, 2005 and 2004, this same customer accounted for approximately 18% and 16% of revenue, respectively.

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

Had the Company used the fair value method to measure compensation related to stock awards to employees, reported net income (loss) and net income (loss) per common share would have been as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(in thousands, except per share data)

Net income (loss), as reported	$473	$(2,927)	$(15)	$(2,745)
Stock-based compensation recorded	—	—	—	—
Pro forma stock-based compensation, net of tax	(995)	(1,094)	(2,000)	(2,481)

Net loss, pro forma	$(522)	$(4,021)	$(2,015)	$(5,226)

Net loss per common share, basic and diluted pro forma	$(0.04)	$(0.31)	$(0.16)	$(0.40)

Net income (loss) per common share, basic and diluted as reported	$0.04	$(0.22)	$(0.00)	$(0.21)

Basic weighted average shares outstanding were used in calculating the pro forma net loss per common share in each of the periods presented since the use of diluted weighted average shares outstanding would have had an anti-dilutive effect.

For purposes of determining the disclosures provided above, the fair value of options from the Company’s stock option plans and employee stock purchase plan on their grant date, considered to be the measurement date, was estimated using the Black-Scholes option-pricing model. Key assumptions used to apply this pricing model were as follows:

	2005		2004
	Stock Option Plans	Employee Stock Purchase Plan	Stock Option Plans	Employee Stock Purchase Plan

Risk-free interest rate	3.6%	3.3%	4.1%	1.6%
Expected life of option grants (years)	5.2	0.5	5.6	0.5
Expected volatility of underlying stock	79%	42%	87%	84%
Dividend yield	0%	0%	0%	0%

The estimated weighted average fair value of option grants made from the Company’s stock option plans and employee stock purchase plan, per option, during the three and six months ended June 30, 2005 and 2004 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004

Stock option plans	$6.79	$8.03	$7.76	$8.54
Employee stock purchase plan	$1.20	$2.42	$1.20	$2.42

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

A reconciliation of weighted average shares used for the basic and diluted computations is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(in thousands)

Weighted average shares for basic	12,709	13,020	12,737	12,937
Dilutive effect of stock options	719	—	—	—

Weighted average shares for diluted	13,428	13,020	12,737	12,937

Stock options to purchase approximately 1,509,000 shares and 4,026,000 shares were excluded from the computation of diluted earnings per share in the three and six months ended June 30, 2005, respectively. For the three months ended June 30, 2005, certain stock options were excluded because the exercise price of the stock options exceeds the average market price of the Company’s common stock and, as a result, would have had an anti-dilutive effect. As a result of the net loss for the six months ended June 30, 2005, all outstanding stock options were excluded because of their anti-dilutive effect.

Stock options to purchase approximately 3,626,000 shares were excluded from the computation of diluted earnings per share in the three and six months ended June 30, 2004, respectively. As a result of the net loss for the three and six months ended June 30, 2004, all outstanding stock options were excluded because of their anti-dilutive effect.

(h) New Accounting Standard

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123(R)”), which revises SFAS No. 123, “Accounting for Stock-Based Compensation” and supercedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related interpretations. In April 2005, the SEC announced the adoption of a rule that defers the effective date of SFAS No. 123(R) to fiscal years beginning after June 15, 2005. The Company expects to adopt SFAS No. 123(R) using the modified prospective application method. Adoption of SFAS No. 123(R) will increase stock compensation expense. The actual impact on future years will be dependant on a number of factors, including the Company’s stock price and the level of future grants and awards made from the Company’s stock-based compensation plans. The pro forma effect on the Company’s financial results using a fair value based approach is disclosed in Note 1(f), “Stock-Based Compensation.” The pro forma effects disclosed are not necessarily representative of the effects on the results of operations in the future for the reasons provided above.

2. Marketable Debt Securities

Marketable debt securities consisted of the following:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Market Value
	(in thousands)
June 30, 2005:
U.S. government notes and bonds	$11,957	$3	$(73)	$11,887
Corporate debt securities	24,492	3	(113)	24,382

Total	$36,449	$6	$(186)	$36,269

December 31, 2004:
U.S. government notes and bonds	$12,864	$—	$(61)	$12,803
Corporate debt securities	20,783	—	(90)	20,693
Foreign investments	755	—	(1)	754

Total	$34,402	$—	$(152)	$34,250

The unrealized losses related to these securities at June 30, 2005 are not material to the Company’s financial position or results from operations and is not considered to be a permanent decline in the market value of such securities.

The amortized cost and estimated fair value of marketable debt securities at June 30, 2005, by contractual maturity are shown below. Actual maturities may differ from the contractual maturities because the issuers of the securities may have the right to repay the obligations without prepayment penalties.

	Amortized Cost	Market Value
	(in thousands)
Marketable debt securities:
Due in one year or less	$22,527	$22,420
Due after one year through five years	13,922	13,849

Total	$36,449	$36,269

Realized gains and losses from the sale of marketable debt securities were not material to the Company’s results from operations in any of the periods presented.

3. Inventory

The components of inventory, net of reserves, are as follows:

	June 30,	December 31,
	2005	2004
	(in thousands)

Raw materials	$955	$724
Work in process	465	537
Finished goods	3,993	2,857

Total	$5,413	$4,118

The following is a rollforward of reserves provided for inventory obsolescence:

	Six Months Ended June 30,
	2005	2004
	(in thousands)

Balance, beginning of period	$2,943	$4,379
Provisions	129	275
Write offs	(658)	(1,059)
Other	—	29

Balance, end of period	$2,414	$3,624

4. Valuation and Qualifying Accounts

Allowances for doubtful accounts and sales returns:

The following is a rollforward of allowances provided for doubtful accounts and sales returns:

	Six Months Ended June 30,
	2005	2004
	(in thousands)

Balance, beginning of period	$1,048	$843
Provisions	117	33
Write-offs	(1)	(27)
Recoveries	9	42
Rebate payments to customers	(424)	(118)
Other	—	74

Balance, end of period	$749	$847

Accrued warranty costs:

The following is a rollforward of accrued warranty costs:

	Six Months Ended June 30,
	2005	2004
	(in thousands)

Balance, beginning of period	$1,248	$1,138
Provisions for claims	257	164
Claims incurred	(235)	(117)
Other	—	12

Balance, end of period	$1,270	$1,197

5. Stockholders’ Equity

On October 20, 2004, the Company’s Board of Directors authorized a program for the repurchase of up to 1,000,000 shares of the Company’s common stock. Under this program, shares may be repurchased prior to October 19, 2005 and in such amounts as market conditions warrant, and subject to regulatory and other considerations. The Company plans to use the shares repurchased under these programs for general corporate purposes, including the Company’s stock option plans, employee stock purchase plan and other stock benefit plans. The Company repurchased 211,530 shares for approximately $2.7 million under these programs during the six months ended June 30, 2005.

6. Segment Reporting

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

Geographic Information – Revenues are derived from the following geographic areas; international sales are principally exports from the United States:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004

United States	80%	81%	79%	79%
International	20	19	21	21

	100%	100%	100%	100%

Substantially all of our assets are located within the United States.

7. Commitments and Contingencies

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

We measure our operating success using both financial and market metrics. The financial metrics include revenue, gross profit, operating expenses, operating income and net income, as well as working capital and cash flows from operating activities. Key market metrics include the total number of customers, the number of customers whose purchases exceed $100,000, and the portion of our revenue that is generated by the sales of products to enterprise and service provider customers. Our long-term business model stresses our commitment to establishing and maintaining close customer relationships, increasing penetration of the telecommunications markets that we serve and continuing to develop innovative products.

The most significant trend that has impacted our business during the past few years has been the unfavorable economic conditions affecting the communications industry. During the past few years we continued to invest in developing products that we believe our customers will need when the economy recovers. We are now seeing signs that the economic conditions in our industry may be improving with modest revenue growth from 2002 to 2003 and further growth from 2003 to 2004. Many companies that had reduced their capital expenditures during the recent economic downturn have begun to invest again in their communications networks. The evolution and acceptance of the New Network is contributing to these infrastructure investments as enterprises and service providers begin to use the IP networks for fax and VOIP transmissions.

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

We consider the following to be the critical accounting policies and areas where significant judgment is applied, which we believe an investor should understand when assessing our financial reporting and performance:

•                  Revenue recognition;

•                  Allowances for doubtful accounts;

•                  Inventory allowances;

•                  Intangible assets;

•                  Income taxes; and

•                  Accrued warranty costs.

This listing is not intended to be a comprehensive list of all of our significant accounting policies. For further information on our critical accounting policies, and on our significant accounting policies in general, we refer the reader to the discussion of those policies in our Annual Report on Form 10-K for the fiscal year ended December 31, 2004, and to Note 1 to the unaudited condensed consolidated financial statements in Part I, Item 1 of this report.

Results of Operations

The following discussion focuses on our results of operations. The table below sets forth certain unaudited condensed consolidated statements of operations data as percentages of total revenue for the periods presented.

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004

Revenue	100%	100%	100%	100%

Cost of product sold	32	33	31	32
Gross profit	68	67	69	68

Operating expenses:
Research and development	23	25	25	25
In-process research and development	—	13	—	7
Selling, general and administrative	45	45	47	44
Total operating expenses	68	83	72	76

Operating income (loss)	—	(16)	(3)	(8)
Other income, net	2	—	2	1

Income (loss) before income taxes	2	(16)	(1)	(7)
Income tax (benefit) provision	(1)	(1)	(1)	—

Net income (loss)	3%	(15)%	—%	(7)%

Revenue

Three Months Ended June 30, 2005 and 2004

The following table presents our domestic and international revenue:

	Three Months Ended June 30,
	2005		2004
	(dollars in thousands)

United States	$14,852	80%	$15,606	81%
International, principally exports	3,802	20	3,587	19

Total revenue	$18,654	100%	$19,193	100%

Revenue in the three months ended June 30, 2005 was $18.7 million compared to $19.2 million in the three months ended June 30, 2004, a decrease of $0.5 million or approximately 3%. The decrease in the second quarter of 2005, compared with the second quarter of 2004 was due to lower sales to original equipment manufacturers and service providers, primarily in North America. The reduction in these sales was offset, in part, by higher sales to value-added resellers and enterprise customers. The decrease in sales to original equipment manufacturers and service providers was primarily the result of weakness in our traditional circuit-switched telephone networks, or TDM, voice and data products that we believe was caused by fewer implementations of this older technology as our customers are anticipating a migration to IP-based technology in the future. In comparison to the three months ended June 30, 2004, international revenue in the three months ended June 30, 2005 increased by $0.2 million due primarily to higher sales to Japanese customers of $0.4 million offset, in part, by lower sales to European customers of $0.3 million.

In the three months ended June 30, 2005, revenue from enterprise customers accounted for approximately 85% of total revenue, as compared to 83% of total revenue for the three months ended June 30, 2004. The remaining revenue in each quarter was attributable to service provider customers. Revenue from Captaris, Inc. accounted for 19% of total revenue in the three months ended June 30, 2005 compared to 15% in the three months ended June 30, 2004. We expect that revenue from Captaris, Inc. will be greater than 10% of total revenue for the year ended December 31, 2005.

In the three months ended June 30, 2005, 28 of our customers each purchased over $100,000 of products, in aggregate representing 78% of total revenue for the quarter. In the three months ended June 30, 2004, 31 of our customers each purchased over $100,000 of products, in aggregate representing 75% of total revenue for the quarter. Total customers in the second quarter of 2005 increased to approximately 325 from approximately 315 in the second quarter of 2004.

Six Months Ended June 30, 2005 and 2004

The following table presents our domestic and international revenue:

	Six Months Ended June 30,
	2005		2004
	(dollars in thousands)

United States	$28,685	79%	$29,941	79%
International, principally exports	7,819	21	7,945	21

Total revenue	$36,504	100%	$37,886	100%

Revenue in the six months ended June 30, 2005 was $36.5 million compared to $37.9 million in the six months ended June 30, 2004, a decrease of $1.4 million, or approximately 4%. The decrease in the first half of 2005, compared with the first half of 2004 was due to lower sales to original equipment manufacturers and service providers, primarily in North America. The reduction in these sales was offset, in part, by higher sales to value-added resellers and enterprise customers. The decrease in sales to original equipment manufacturers and service providers was primarily the result of the weakness in our TDM voice and data products described above. In comparison to the six months ended June 30, 2004, international revenue in the six months ended June 30, 2005 decreased by $0.1 million due primarily to lower sales to European customers of $0.8 million. The decreases in sales to European customers were offset, in part, by higher sales to Japanese customers of $0.4 million and to Central and Latin American customers of $0.2 million.

In the six months ended June 30, 2005, revenue from enterprise customers accounted for approximately 86% of total revenue, as compared to 84% of total revenue for the six months ended June 30, 2004. The remaining revenue in each period was attributable to service provider customers. Revenue from Captaris, Inc. accounted for 18% of total revenue in the six months ended June 30, 2005 compared to 16% in the six months ended June 30, 2004.

In the six months ended June 30, 2005, 51 of our customers each purchased over $100,000 of products, in aggregate representing 82% of total revenue for the period. In the six months ended June 30, 2004, 59 of our customers each purchased over $100,000 of products, in aggregate representing 84% of total revenue for the period. Total customers in both the six months ended June 30, 2005 and June 30, 2004 were approximately 440.

Cost of Product Sold and Gross Profit

Three Months Ended June 30, 2005 and 2004

The following table presents cost of product sold and gross profit information:

	Three Months Ended June 30,
	2005	2004
	(dollars in thousands)

Cost of product sold	$5,895	$6,306
Gross profit	$12,759	$12,887
Gross profit as a percentage of total revenue	68%	67%

The decrease in cost of product sold in the three months ended June 30, 2005, compared with the three months ended June 30, 2004 was due primarily to the lower sales of TDM voice and data products described above. The increase in gross profit as a percentage of total revenue for the three months ended June 30, 2005 compared with the three months ended June 30, 2004 is a result of changes in product mix. Gross profit for the third quarter of 2005 is expected to be approximately 68% to 70% of total revenue.

Six Months Ended June 30, 2005 and 2004

The following table presents cost of product sold and gross profit information:

	Six Months Ended June 30,
	2005	2004
	(dollars in thousands)

Cost of product sold	$11,378	$12,274
Gross profit	$25,126	$25,612
Gross profit as a percentage of total revenue	69%	68%

The decrease in cost of product sold in the six months ended June 30, 2005, compared with the six months ended June 30, 2004 was due primarily to the lower sales of TDM voice and data products described above. The increase in gross profit as a percentage of total revenue for the six months ended June 30, 2005 compared with the six months ended June 30, 2004 is a result of changes in product mix.

Operating Expenses

Three Months Ended June 30, 2005 and 2004

The following table presents our operating expenses:

	Three Months Ended June 30,
	2005	2004
	(in thousands)

Research and development	$4,265	$4,847
In-process research and development	—	2,490
Selling, general and administrative	8,452	8,711

Total operating expenses	$12,717	$16,048

Research and development expense

Research and development expense represented 23% of revenue in the second quarter of 2005, compared with 25% in the second quarter of 2004. The $0.6 million decrease in research and development expenses in the second quarter of 2005 compared with the second quarter of 2004 was due primarily to lower consulting expenses of $0.4 million and lower salary related expenses of $0.2 million. Our continuing development efforts are focused on software and hardware for traditional circuit-switched telephone networks and IP media processing products (voice, video, fax and data), network interface products, call control products and signal processing products. Research and development expense for the third quarter of 2005 is expected to be approximately 22% to 25% of revenue.

In-process research and development

We recorded a one-time charge of $2.5 million in the second quarter of 2004 for purchased in-process technology related to SnowShore development projects that had not yet reached technological feasibility, had no alternative future use, and for which successful development was uncertain at the date of acquisition. The value of the purchased in-process research and development was computed by determining the present value of the project’s future economic benefits from future revenues net of anticipated costs and expenses. At the time of the acquisition, the projects were approximately 40% complete. As of June 30, 2005, these projects were substantially complete.

Selling, general and administrative expense

Selling, general and administrative expenses represented 45% of revenue in the second quarters of 2005 and 2004. The $0.3 million decrease in selling, general and administrative expenses in the second quarter of 2005 compared with the second quarter of 2004 was due primarily to lower salary related expenses of $0.4 million and lower consulting expenses of $0.2 million offset, in part, by increased legal, audit and other professional fees of $0.3 million. Selling, general and administrative expenses for the third quarter of 2005 are expected to be approximately 38% to 40% of revenue.

Six Months Ended June 30, 2005 and 2004

The following table presents our operating expenses:

	Six Months Ended June 30,
	2005	2004
	(in thousands)

Research and development	$9,129	$9,332
In-process research and development	—	2,490
Selling, general and administrative	16,961	16,829

Total operating expenses	$26,090	$28,651

Research and development expense

Research and development expense represented 25% of revenue in the six months ended June 30, 2005 and June 30, 2004. The $0.2 million decrease in research and development expenses in the six months ended June 30, 2005 compared with the six months ended June 30, 2004 was due primarily to lower salary related expenses of $0.5 million and reduced spending on product prototypes of $0.1 million offset, in part, by an increase in consulting expenses of $0.3 million.

In-process research and development

We recorded a one-time charge of $2.5 million in the second quarter of 2004 related to the purchase of in-process technology described above.

Selling, general and administrative expense

Selling, general and administrative expenses represented 47% of revenue in the six months ended June 30, 2005, compared with 44% in the six months ended June 30, 2004. The $0.1 million increase in selling, general and administrative expenses in the six months ended June 30, 2005 compared with the six months ended June 30, 2004 was due primarily to increased legal, audit and other professional fees of $0.6 million, an increase in bad debt expense of $0.2 million and an increase in depreciation expense of $0.1 million. The increases in selling, general and administrative expenses were offset, in part, by lower salary related expenses of $0.3 million, lower consulting expenses of $0.3 million and lower facility-related expenses of $0.2 million.

Other income, net

Three Months Ended June 30, 2005 and 2004

The following table presents our other income, net:

	Three Months Ended June 30,
	2005	2004
	(in thousands)

Other income, net	$325	$117

The change in other income, net from the three months ended June 30, 2004 to the three months ended June 30, 2005 was due primarily to an increase in interest income. The increase in interest income related to higher average interest rates on our marketable debt securities offset, in part, by lower average cash, cash equivalents and marketable debt securities.

Six Months Ended June 30, 2005 and 2004

The following table presents our other income, net:

	Six Months Ended June 30,
	2005	2004
	(in thousands)

Other income, net	$645	$299

The change in other income, net from the six months ended June 30, 2004 to the six months ended June 30, 2005 was due primarily to an increase in interest income. The increase in interest income related to higher average interest rates on our marketable debt securities offset, in part, by lower average cash, cash equivalents and marketable debt securities.

Income tax (benefit) provision

Three Months Ended June 30, 2005 and 2004

The following table presents our income tax (benefit) provision and effective tax rate:

	Three Months Ended June 30,
	2005	2004
	(dollars in thousands)

Income tax (benefit) provision	$(106)	$(117)
Effective tax rate	(29)%	4%

The tax benefit in the three months ended June 30, 2005 differed from the statutory tax rate as a result of a favorable settlement related to state tax obligations from prior periods and the release of related reserves. Excluding the impact of this item, the effective tax rate for the three months ended June 30, 2005 was 41%. The annual effective tax rate for the third quarter of 2005 is expected to be approximately 41% to 43%.

The tax benefit in the three months ended June 30, 2004 differed from the statutory tax rate as a result of the disproportionate relationship between permanent taxable items and our forecasted pre-tax income (loss). Excluding the impact of the in-process research and development charge recorded in the second quarter of 2004, which is not deductible for tax purposes due to the nature of the SnowShore acquisition, the effective tax rate was 21%.

Six Months Ended June 30, 2005 and 2004

The following table presents our income tax (benefit) provision and effective tax rate:

	Six Months Ended June 30,
	2005	2004
	(dollars in thousands)

Income tax (benefit) provision	$(304)	$5
Effective tax rate	95%	0%

The tax benefit in the six months ended June 30, 2005 differed from the statutory tax rate as a result of the settlement described above offset by additional tax expense recorded in the first quarter of 2005 that resulted from the filing of amended tax returns associated with prior periods. Excluding the impact of these items, the effective tax rate for the six months ended June 30, 2005 was 42%.

The tax provision in the six months ended June 30, 2004 differed from the statutory tax rate as a result of the disproportionate relationship between permanent taxable items and our forecasted pre-tax income (loss). Excluding the impact of the in-process research and development charge recorded in the second quarter of 2004, which is not deductible for tax purposes due to the nature of the SnowShore acquisition, the effective tax rate was 2%.

Liquidity and Capital Resources

Cash flows for the six months ended June 30, 2005 and 2004

Cash from operating activities was $1.3 million in the six months ended June 30, 2005. This resulted primarily from our net loss adjusted for non-cash expenses, such as depreciation and amortization, that do not require current expenditures of cash and a decrease in accounts receivable offset, in part, by an increase in inventory. Cash flows from operating activities were $1.9 million in the six months ended June 30, 2004. This resulted primarily from our net loss adjusted for non-cash expenses and a decrease in accounts receivable offset, in part, by a decrease in current liabilities.

Cash used in investing activities was $3.3 million in the six months ended June 30, 2005. This resulted from net purchases of marketable debt securities of $2.0 million, expenditures for capital equipment of $0.7 million and the purchase and license of technology for $0.5 million. Cash flows used in investing activities were $10.8 million in the six months ended June 30, 2004. This resulted from a net decrease in cash of $8.3 million as a result of the SnowShore acquisition, net purchases of marketable debt securities of $1.2 million, expenditures for capital equipment of $0.7 million and the purchase and license of technology for $0.6 million.

Cash used in financing activities was $1.7 million in the six months ended June 30, 2005. This resulted from $2.7 million used to repurchase shares of our common stock offset, in part, by $1.0 million of proceeds received from the sale of common stock to our employees under stock option and employee stock purchase plans. Cash flows from financing activities were $2.1 million in the six months ended June 30, 2004. This resulted from $3.0 million of proceeds received from the sale of common stock to our employees under stock option and employee stock purchase plans offset, in part, by $0.9 million used to repurchase shares of our common stock.

Cash and Cash Liquidity Position

The following table presents our cash and liquidity position as of June 30, 2005 and December 31, 2004:

	June 30,	December 31,
	2005	2004
	(dollars in thousands)

Cash and cash equivalents	$14,721	$18,452
Marketable debt securities	36,269	34,250

Total	$50,990	$52,702

Working capital	$54,677	$56,163
Quick ratio	3.7	3.7
Maximum available line of credit	$5,000	$5,000

Cash, cash equivalents and marketable debt securities decreased to $51.0 million as of June 30, 2005 from $52.7 million as of December 31, 2004. This resulted primarily from the use of $2.7 million to repurchase shares of our common stock offset, in part, by $1.0 million of proceeds received from the sale of common stock to our employees under stock option and employee stock purchase plans. Working capital decreased by $1.5 million from December 31, 2004 to June 30, 2005 for the same reasons.

Our quick ratio was 3.7 at June 30, 2005 and December 31, 2004. The quick ratio is generally considered to be an indicator of a company’s ability to meet its short-term financial obligations. Quick ratio is computed as cash and cash equivalents, marketable debt securities and accounts receivable divided by current liabilities.

Our line of credit was with a commercial bank and provided for a maximum commitment of $5.0 million through July 29, 2005.  Borrowings under the line of credit would have borne interest at the lender’s prime rate and we paid a commitment fee on unused commitments.  Borrowings under the line of credit were collateralized by a pledge of substantially all of our assets and the availability of funds under the line of credit was subject to compliance with certain financial covenants relating to our quick ratio, minimum tangible net worth and other standard reporting requirements.  We are currently in the process of renewing the line of credit and based on this process we expect to complete the renewal in August 2005 on substantially the same terms as outlined above.  There were no borrowings outstanding under the line of credit on July 29, 2005, June 30, 2005 or at December 31, 2004.  At June 30, 2005, approximately $0.1 million of the line of credit was pledged as security for certain forward currency contracts.

On October 20, 2004, our board of directors authorized a program for the repurchase of up to 1,000,000 shares of our common stock. Under this program, shares may be repurchased prior to October 19, 2005 and in such amounts as market conditions warrant, subject to regulatory and other considerations. We plan to use the shares repurchased under this program for general corporate purposes, including our stock option plans, employee stock purchase plan and other stock benefit plans. We repurchased 211,530 shares for approximately $2.7 million under this program during the first six months of 2005. We repurchased 368,100 shares for approximately $3.4 million under stock repurchase programs during the year ended December 31, 2004.

We expect that our cash and cash equivalents and marketable debt securities will meet our needs for at least the next twelve months; however, we are always looking for opportunities to expand our business, which could include acquisitions or organic expansion into new markets. If we find that our cash and cash equivalent and marketable debt securities are not sufficient, we may choose to utilize or to seek other sources of financing. If we were to seek future equity financings, the terms may be dilutive to our stockholders and may contain restrictive covenants, which could limit our ability to pursue certain courses of action. It is possible that, should the need arise, we will not be able to obtain additional financing, or that the financing made available to us will not be on acceptable terms.

Contractual Obligations and Capital Expenditures

The following table presents our future contractual obligations and commercial commitments as of June 30, 2005:

	Total	Remainder of 2005	2006	2007	2008	2009	Thereafter
	(in thousands)

Operating leases	$3,606	$1,325	$1,110	$389	$389	$275	$118

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

We purchased $0.7 million of capital equipment in both the six months ended June 30, 2005 and June 30, 2004. We expect to purchase approximately $0.5 million of capital equipment in the remainder of 2005. In addition, our leases for certain properties in Needham, Massachusetts will expire in March 2006, and we are currently assessing alternatives for leasing various available facilities, including our current facilities. Depending on the facility and arrangements that we ultimately select, we may be required to expend funds for capital improvements beginning in the second half of 2005. We do not expect that our funding of any such capital improvements will have a material effect on our cash position.

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

We develop core technology that connects the traditional telephone network, or TDM, to the data network in the fax, enterprise voice and carrier enhanced service markets. In the first half of 2005, we have seen a decline in our traditional TDM voice and data business that we believe was the result of our customers anticipating a migration to IP-based technology. We anticipate that the migration to VOIP will generate the need for new enterprise voice application systems that connect to VOIP networks. We also expect that demand for new fax systems will be driven in part by the transition of many voice networks to VOIP. Moreover, telecommunications carriers are now migrating their infrastructure toward IP-based technologies. As a result, our future success may depend on the timing and extent of the continued migration of our target markets to VOIP and other IP-based networks. This migration is still in a relatively early stage, and the continued migration to VOIP and other IP-based networks depends on various factors that are outside of our control, including concerns of enterprises and carriers regarding capital outlay requirements as well as competitive and regulatory issues. If the migration to IP-based networks does not occur for these or other reasons, or if it occurs more slowly than we expect, our operating results may be harmed.

Our revenue could decline significantly if we lose a major customer or if a major customer cancels, reduces or delays an order.

One customer accounted for 18% of our revenue in the first six months of 2005 and 18% of our revenue in fiscal 2004.  We expect this customer to continue to account for more than 10% of our total revenue. The loss of this or any other major customer or the cancellation, reduction or delay of significant orders from such customers, even if only temporary, could significantly reduce our revenue and cash flow and could harm our reputation in the industry.

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

Sales of our products to customers outside the United States accounted for 21% of our revenue in the six months of 2005 and 20% of our revenue in fiscal 2004. We anticipate that international sales will continue to account for a significant portion of our revenue. We are subject to a number of risks as a result of our international sales, including:

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

In December 2004, the Financial Accounting Standards Board issued SFAS No. 123(R), which would require all companies to measure compensation cost for all share-based payments, including employee stock options, at fair value. This statement is effective for fiscal years beginning after June 15, 2005. Adoption of SFAS No. 123(R) will increase stock compensation expense. The actual impact on future years will depend on a number of factors, including our stock price and the level of future grants and awards made from our stock-based compensation plans. If we had used the fair value method to measure compensation related to stock awards to employees, we would have incurred additional stock-based compensation expense, net of tax, of $2.0 million in the six months ended June 30, 2005 and $5.4 million in fiscal 2004. The pro forma effects for 2005 and 2004 are not necessarily representative of the effects on the results of operations in the future.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market risk represents the risk of loss that may affect us due to adverse changes in financial market prices and rates. Our market risk exposure results primarily from fluctuations in interest rates and foreign currency exchange rates.

Interest Rate Risks

We invest cash balances in excess of operating requirements in short-term securities, generally with maturities of 90 days or less on the date of purchase. These securities consist of U.S. government notes and bonds, commercial paper, and certificates of deposit. We also invest in marketable debt securities that consist of notes and bonds issued by various federal agencies of the United States, as well as corporate commercial paper, with maturities greater than 90 days on the date of purchase. If we were to experience a 1% increase in the effective interest rate, the effect on the carrying value of marketable debt securities as of June 30, 2005 would be a decrease of approximately $0.2 million. Changes in interest rates and the related impact on the carrying value of marketable debt securities do not generally affect our net income or loss because our securities are considered available-for-sale for accounting purposes and any unrealized gain or loss is deferred as a component of accumulated other comprehensive income.

Foreign Currency Exchange Rate Risks

We generally conduct business in U.S. dollars; however, some of our international sales are denominated in foreign currencies. We also operate sales and support offices located outside of the United States and we incur expenses that are denominated in foreign currencies. As a result of these activities, we are exposed to market risk from changes in foreign currency exchange rates. The impact of changes in foreign currency exchange rates can be positive or negative in any period. We manage our exposure to foreign currency market risks through regular operating and financing activities. We also make use of foreign currency forward exchange contracts to minimize the impact of fluctuations in foreign currency exchange rates. We do not enter into foreign currency forward exchange contracts for trading purposes. As of June 30, 2005, a 10% appreciation or depreciation in foreign currency exchange rates from the prevailing market rates would not have had a material impact on our results for the three or six months ended June 30, 2005.

Item 4. Controls and Procedures

(a) Evaluation of disclosure controls and procedures.

Our management, with the participation of our principal executive officer and principal financial and accounting officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) as of June 30, 2005. In designing and evaluating our disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and our management necessarily applied its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of June 30, 2005, our disclosure controls and procedures were (1) designed to ensure that material information relating to our company, including our consolidated subsidiaries, is made known to our chief executive officer and chief financial officer by others within those entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

(b) Changes in internal control over financial reporting.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended June 30, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Our repurchases of equity securities for the second quarter of fiscal 2005 were as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs

April 1 – April 30, 2005	—	—	—	506,370
May 1 – May 31, 2005	—	—	—	506,370
June 1 – June 30, 2005	—	—	—	506,370

Total	—	—	—	506,370

(1) -                 In October 2004, our Board of Directors authorized the repurchase of up to 1,000,000 shares of our common stock from time-to-time on the open market or in privately negotiated transactions. The program expires in October 2005. From the inception of this program in October 2004 through the date of this report, the Company has repurchased 493,630 shares for approximately $5.2 million.

Item 4.  Submission of Matters to a Vote of Security Holders

We held our 2005 annual meeting of stockholders on May 5, 2005. At the annual meeting, our stockholders were asked to consider proposals to:

•         Elect two class I directors to serve for three-year terms;

•         approve an amendment to our 2001 stock option and incentive plan increasing the number of shares of common stock issuable under such plan by 400,000 shares, from 1,500,000 shares to 1,900,000 shares;

•         ratify the selection of Deloitte & Touche LLP as our independent registered public accounting firm for the 2005 fiscal year; and

•         transact any other business properly presented at the meeting.

With regard to the election of two class I directors, David L. Chapman and David W. Duehren were nominated to serve until the 2008 annual meeting of stockholders. Our other directors whose terms of office continued after the annual meeting are as follows: W. Brook Tunstall (class II director), Robert G. Barrett (class III director) and Eric R. Giler (class III director).

At the annual meeting, David L. Chapman was elected as a class I director by a vote of 11,180,352 shares of common stock in favor of Mr. Chapman, which was a plurality of the eligible votes, and 710,881 withheld for Mr. Chapman. David W. Duehren was elected as a class I director by a vote of 11,031,329 shares of common stock in favor of Mr. Duehren, which was a plurality of the eligible votes, and 859,904 withheld for Mr. Duehren.

In addition, at the annual meeting, the amendment to our 2001 stock option and incentive plan to increase the number of shares of common stock issuable under such plan by 400,000 shares, from 1,500,000 shares to 1,900,000 shares, was approved by a vote of 4,468,035 shares of common stock in favor, 3,599,377 against, 26,576 abstaining, and 3,797,245 broker non-votes.

The selection of Deloitte & Touche LLP as our independent registered public accounting firm for the 2005 fiscal year was ratified at the annual meeting by a vote of 11,798,741 shares of common stock in favor, 72,629 against, and 19,863 abstaining.

Item 6.  Exhibits

Exhibit No.	Exhibit

10.1

Brooktrout, Inc. 2001 Stock Option and Incentive Plan, as amended by Amendment No. 1 thereto, is hereby incorporated by reference from the Company’s definitive Proxy Statement filed with the SEC on March 30, 2005 (File No. 000-20698).

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

BROOKTROUT, INC.

Date:	August 9, 2005	By:	/s/ ERIC R. GILER
Eric R. Giler
President
(Principal Executive Officer)

Date:	August 9, 2005	By:	/s/ ROBERT C. LEAHY
Robert C. Leahy
Vice President of Finance and Operations
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Exhibit

10.1

Brooktrout, Inc. 2001 Stock Option and Incentive Plan, as amended by Amendment No.1 thereto, is hereby incorporated by reference from the Company’s definitive Proxy Statement filed with the SEC on March 30, 2005 (File No. 000-20698).

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